Form 10-Q
period 1995-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
filed 1995-08-10
CIK 754712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1995.

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

One Market, Steuart Street Tower,
  Suite 900, San Francisco, CA                                94105-1301
      (Address of principal                                   (Zip Code)
       executive offices)

       Registrant's telephone number, including area code (415) 974-1399
                       ---------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            June 30,             December 31,
                                                                              1995                   1994

  Equipment held for operating leases, at cost                           $   4,944,168          $   5,228,048
  Less accumulated depreciation                                             (4,348,338)            (4,449,835)
    Net equipment                                                              595,830                778,213

  Cash and cash equivalents                                                    365,658                358,864
  Restricted cash                                                                8,097                  7,600
  Accounts receivable, net of allowance for doubtful accounts of
    $12,462 in 1995 and $1,942 in 1994                                         129,390                136,481
  Prepaid Insurance                                                              1,325                  3,286
  Total assets                                                           $   1,100,300          $   1,284,444

                                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       4,641          $      18,764
  Accounts payable                                                              18,934                 32,478
  Prepaid deposits and engine reserves                                          23,745                 24,552
      Total liabilities                                                         47,320                 75,794

  Partners capital (deficit):

  Limited Partners (22,276 units)                                            1,140,500              1,294,613
  General Partner                                                              (87,520)               (85,963)
      Total partners' capital                                                1,052,980              1,208,650

  Total liabilities and partners' capital                                $   1,100,300          $   1,284,444




                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME


                                                  For the three months                    For the six months
                                                     ended June 30,                         ended June 30,
                                                  1995             1994                 1995             1994

  Revenues:
    Lease revenue                              $  162,569       $  196,322           $  346,232       $  370,847
    Interest and other income                      17,853            2,506               23,179            4,594
    Gain on disposition of
       equipment                                   10,000            9,277               22,830            6,880
           Total revenues                         190,422          208,105              392,241          382,321

  Expenses:
    Depreciation                                   69,438           74,962              141,294          150,977
    Management fees to affiliate                   13,922           13,923               27,845           29,264
    Bad debt expense                              (31,882)           2,435               12,757           15,553
    Repairs and maintenance                        29,607           43,687               74,029           64,979
    General and administrative
        expenses to affiliates                     31,518           27,824               67,357           55,294
    Other general and administrative
         expenses                                  15,325           27,476               26,536           40,674
           Total expenses                         127,928          190,307              349,818          356,741

  Net income                                   $   62,494       $   17,798           $   42,423       $   25,580

  Partners' share of net income:

     Limited  Partners - 99%                   $   61,869       $   17,620           $   41,999       $   25,324
     General Partner - 1%                             625              178                  424              256

           Total                               $   62,494       $   17,798           $   42,423       $   25,580

  Net income per Limited Partnership
     Unit (22,276 units)                       $     2.78       $     0.79           $     1.88       $     1.14

  Cash distributions                           $   99,047       $  145,267           $  198,093       $  290,580

  Cash distribution per
     Limited Partnership Unit                  $     4.40       $     6.46           $     8.80       $    12.91



                See accompanying notes to financial statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995
                                  (Unaudited)





                                                           Limited               General
                                                           Partner               Partner                 Total

 Partners' capital (deficit)
     at December 31, 1993                              $   1,677,478           $  (82,096)          $   1,595,382

  Net income                                                  87,802                  887                  88,689

  Cash distributions                                        (470,667)              (4,754)               (475,421)

  Partners' capital (deficit)
     at December 31, 1994                                  1,294,613              (85,963)              1,208,650

  Net income                                                  41,999                  424                  42,423

  Cash distributions                                        (196,112)              (1,981)               (198,093)

  Partners' capital (deficit)
     at June 30, 1995                                  $   1,140,500           $  (87,520)          $   1,052,980

















                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                            STATEMENT OF CASH FLOWS



                                                                              For the six months ended
                                                                                      June 30,
                                                                             1995                  1994
  Operating Activities:
  Net income                                                             $    42,423           $    25,580
     Adjustments to reconcile net income
        to net cash provided by operating activities:
     Gain on disposition of equipment                                        (22,830)               (6,880)
     Depreciation                                                            141,294               150,977
         Changes in operating assets and liabilities:
             Restricted cash                                                    (497)                  (70)
             Accounts receivable, net                                          7,091                23,094
             Prepaid insurance                                                 1,961                 3,455
             Due to affiliates                                               (14,123)               13,022
             Accounts payable                                                (13,544)              (16,797)
             Prepaid deposits and engine reserves                               (807)               (1,124)

  Net Cash provided by operating activities                                  140,968               191,257

  Cash flows provided by investing activities:
     Proceeds from disposition of equipment                                   63,919                35,831

  Cash flows used in financing activities:
     Cash distributions paid to partners                                    (198,093)             (290,534)

  Net increase (decrease) in cash and cash equivalents                         6,794               (63,446)

  Cash and cash equivalents at beginning of period                           358,864               386,179

  Cash and cash equivalents at end of period                             $   365,658           $   322,733



                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, the statements of income for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                      June 30,     December 31,
                                                       1995            1994
Equipment held for operating leases:

Rail equipment                                     $   318,649      $   318,649
Marine containers                                      135,221          151,167
Aircraft                                               908,733          908,733
Trailers                                             3,581,565        3,849,499
                                                     4,944,168        5,228,048
Less accumulated depreciation                       (4,348,338)      (4,449,835)
         Net equipment                             $   595,830      $   778,213

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1995. At December 31, 1994, all equipment was on lease except one railcar. Net book value of equipment off lease at December 31, 1994, was $16,750.

During the six months ended June 30, 1995, the Partnership sold or disposed of seven trailers and six marine containers with a net book value of $41,089 for proceeds of $63,919. During the six months ended June 30, 1994, the Partnership sold or disposed of three trailers and 12 marine containers with a net book value of $28,951 for proceeds of $35,831.

     The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed for sale as current lease terms expire.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            June 30,             December 31,
                                                                              1995                   1994

  Assets:
     Equipment held for operating leases, at cost                        $   9,388,285          $   9,697,693
      Less accumulated depreciation                                         (8,152,600)            (8,156,512)
            Net equipment                                                    1,235,685              1,541,181

     Cash and cash equivalents                                                 631,348                799,068
     Restricted cash                                                            17,744                 17,359
     Accounts receivable, net of allowance for doubtful accounts of
         $18,725 in 1995 and $26,568 in 1994                                   146,697                188,843
     Prepaid Insurance                                                             418                  4,919
           Total assets                                                  $   2,031,892          $   2,551,370

                                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

     Due to affiliates                                                   $       7,027          $      24,418
     Accounts Payable                                                           16,598                 11,161
     Prepaid deposits and engine reserves                                       17,676                 17,290
          Total liabilities                                                     41,301                 52,869

     Partners capital (deficit):

     Limited Partners (33,727 units)                                     $   2,119,188          $   2,622,019
     General Partner                                                          (128,597)              (123,518)
           Total partners' capital                                           1,990,591              2,498,501

           Total liabilities and partners' capital                       $   2,031,892          $   2,551,370









                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                      For the three months                   For the six months
                                                         ended June 30,                        ended June 30,
                                                      1995            1994                  1995            1994
      Revenues:
          Lease revenue                            $  268,097      $  406,676            $  582,773      $  783,970
          Interest and other income                     8,958           7,028                20,232          11,070
          Gain on disposition of
              equipment                                27,968           5,572                46,659          55,347
               Total revenues                         305,023         419,276               649,664         850,387

      Expenses:
          Depreciation                                128,130         137,722               259,038         283,696
          Management fees to affiliate                 21,529          21,129                45,809          53,586
          Repairs and maintenance                      59,813          71,694               102,742         129,761
          General and administrative
              expenses to affiliates                   46,213          57,676               101,308         112,111
          Other general and administrative
              expenses                                 18,124          54,019                22,771          84,301
              Total expenses                          273,809         342,240               531,668         663,455

      Net income                                   $   31,214      $   77,036            $  117,996      $  186,932

      Partners' share of net income:
         Limited  Partners - 99%                   $   30,902      $   76,266            $  116,816      $  185,063
         General Partner - 1%                             312             770                 1,180           1,869
                                                   $   31,214      $   77,036            $  117,996      $  186,932
               Total

      Net income per Limited Partnership
         Unit (33,727 units)                       $     0.92      $     2.26            $     3.46      $     5.49

      Cash distributions                           $  262,139      $  243,479            $  525,906      $  488,459

      Cash distribution per
         Limited Partnership Unit                  $     7.69      $     7.15            $    15.44      $    14.34

      Special cash distributions                   $      N/A      $      N/A            $  100,000      $  100,000

      Special cash distributions per
         Limited Partnership Unit                  $      N/A      $      N/A            $     2.94      $     2.94

      Total Cash Distributions per
         Limited Partnership Units                 $     7.69      $      N/A            $    18.38      $    17.28


                See accompanying notes to financial statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995
                                  (Unaudited)



                                                           Limited                General
                                                           Partner                Partner                  Total

  Partners' capital (deficit)
     at December 31, 1993                              $   3,269,956            $  (116,973)          $   3,152,983

  Net income                                                 436,810                  4,412                 441,222

  Cash distributions                                      (1,084,747)               (10,957)             (1,095,704)

  Partners' capital (deficit)
     at December 31, 1994                                  2,622,019               (123,518)              2,498,501

  Net income                                                 116,816                  1,180                 117,996

  Cash distributions                                        (619,647)                (6,259)               (625,906)

  Partners' capital (deficit)
     at June 30, 1995                                  $   2,119,188            $  (128,597)          $   1,990,591





                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                 For the six months
                                                                                   ended June 30,
                                                                             1995                   1994
  Operating Activities:
  Net income                                                             $   117,996            $   186,932
    Adjustment to reconcile net income
       to net cash provided by operating activities:
     Gain on disposition of equipment                                        (46,659)               (55,347)
     Depreciation                                                            259,038                283,696
     Changes in operating assets and liabilities
         Restricted cash                                                        (385)                  (289)
        Accounts Receivable Net                                               42,146                 80,529
        Prepaid insurance                                                      4,501                  5,691
        Due to affiliates                                                    (17,391)               (10,841)
        Accounts payable                                                       5,437                  3,744
        Prepaid deposits and engine reserves                                     386                   (879)

  Net cash provided by operating activities                                  365,069                493,236

  Cash flows provided by investing activities:
     Proceeds from disposition of equipment                                   93,117                 90,333

  Cash flows used in financing activities:
     Cash distributions paid to partners                                    (625,906)              (588,459)

  Net decrease in cash and cash equivalents                                 (167,720)                (4,890)

  Cash and cash equivalents at beginning of period                           799,068                760,297

  Cash and cash equivalents at end of period                             $   631,348            $   755,407






                See accompanying notes to financial statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, the statements of income for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                   June 30,        December 31,
                                                     1995              1994
Equipment held for operating leases:

Marine containers                                  $   274,813      $   324,814
Aircraft                                             4,009,950        4,009,950
Trailers                                             5,103,522        5,362,929
                                                     9,388,285        9,697,693
Less accumulated depreciation                       (8,152,600)      (8,156,512)
Net equipment                                      $ 1,235,685      $ 1,541,181

All of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1995, and at December 31, 1994.

During the six months ended June 30, 1995, the Partnership sold or disposed of 11 marine containers and seven trailers with a net book value of $46,458 for proceeds of $93,117. During the six months ended June 30, 1994, the Partnership sold or disposed of nine marine containers and four trailers with a net book value of $34,986 for proceeds of $42,333. Additional proceeds of $48,000 were received in the first quarter of 1994, for equipment disposed of during the fourth quarter of 1993.

     The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed or sale as current lease terms expires.

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

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the six months ended June 30, 1995, TEP VIIB sold or disposed of seven trailers and six marine containers for $63,919, and TEP VIIC sold or disposed of seven trailers and 11 marine containers for $93,117. The Partnership has entered into its 10th year of operation and the liquidation phase has begun.
Therefore, equipment will be marketed for sale as current lease terms expire.

(C)  Market Values

At least annually, the General Partner prepares an evaluation of the net realizable value and fair market value of the Partnerships' equipment portfolios, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment as the basis for its evaluation.
Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of current market conditions or permanent impairment of value. Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to its estimated net realizable value.

The depressed nature of certain transportation sectors, combined with the impact of certain regulatory policies, has led to volatility in fair market values for certain of the Partnerships' equipment. Exacerbating this problem is the perception in some industry sectors that great uncertainty exists as to when potential recovery to acceptable performance and residual levels may occur. Further, the current recovery does not appear to fit any historical pattern. These uncertain market conditions have caused the General Partner to continuously monitor the changes in market values for the Partnerships' equipment, and on occasion, the General Partner has made adjustments to Partnership equipment book values to reflect this volatility. While there has continued to be a general decline in certain market values, the fair market values of the assets still exceed the Partnerships' carrying value. No adjustments to reflect impairment of equipment carrying value were recorded during the first six months of 1995.

Comparison of the Partnerships' Operating Results for the Three Months Ended June 30, 1995 and 1994

TEP VIIB:

(A)  Revenues

Total revenues of $190,422 for the quarter ended June 30, 1995, decreased from $208,105 for the same period in 1994 due primarily to lower lease revenues, offset slightly by an increase in other income for the second quarter of 1995 when compared to the same period in 1994.

(1) Lease revenue decreased to $162,569 in the second quarter of 1995, from $196,322 in the second quarter of 1994.

The following table lists lease revenues by equipment type:

                                                        For the three months
                                                           ended June 30,
                                                       1995              1994

Trailers                                             $125,092           $153,326
Aircraft                                               24,046             24,770
Rail equipment                                          8,110             12,820
Marine containers                                       5,321              5,406
                                                     --------           --------
                                                     $162,569           $196,322

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased $28,234 due to the sale of five trailers during the third and fourth quarters of 1994 and seven trailers in 1995, and a decline in utilization in short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenues decreased $4,710 due to the re-lease of some railcars at a lower rate.

(2) Interest and other income increased to $17,853 in the second quarter of 1995 from $2,506 in the second quarter of 1994. This increase was primarily due to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and a higher interest rate earned on cash investments in the second quarter of 1995.

(3) For the quarter ended June 30, 1995, the Partnership realized a gain of $10,000 on the sale or disposition of two marine containers and one trailer, compared to the same period in 1994 where the Partnership realized a gain of $9,277 on the sale or disposition of one trailer and 12 marine containers.

(B)  Expenses

Total expenses of $127,928 for the quarter ended June 30, 1995 decreased from $190,307 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in bad debt expense, repairs and maintenance, and all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $29,607 in the second quarter of 1995, from $43,687 in the same period in 1994. This decrease is primarily attributable to lower shop repairs required on the Partnership railcars.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $98,321 in the second quarter of 1995, from $146,620 in the second quarter of 1994. This change resulted primarily from:

     (a) a decrease of $34,317 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix;

     (b) a decrease of $8,457 in all general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership;

     (c) a decrease of $5,524 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995;

(C) Net Income

The Partnership's net income increased to $62,494 in the second quarter of 1995, from $17,798 in the second quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1995 is not necessarily indicative of future periods. In the second quarter of 1995, the Partnership distributed $98,056 to the Limited Partners, or $4.40 per Limited Partnership Unit.

TEP VIIC:

(A) Total revenues of $305,023 for the quarter ended June 30, 1995, decreased from $419,276 for the same period in 1994 due to lower lease revenues offset by a larger gain on the sale of equipment in the second quarter of 1995 as compared to the same period in 1994.

(1) Lease revenue decreased to $268,097 in the second quarter of 1995 from $406,676 for the same period in 1994. The following table lists lease revenues by equipment type.

                                                        For the three months
                                                           ended June 30,
                                                       1995              1994

Trailers                                             $163,019           $270,567
Aircraft                                               99,119            128,654
Marine containers                                       5,959              7,455
                                                     --------           --------
                                                     $268,097           $406,676

Significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $107,548 due to utilization in short-term rental facilities in 1995 compared to 1994 levels, and the sale of 14 trailers in the third and fourth quarters of 1994 and seven trailers in 1995;

     (b) Aircraft revenues decreased $29,535 due to a reduced rental rate for one lessee.

(2) For the quarter ended June 30, 1995, the Partnership realized a gain of $27,968 on the sale or disposition of one trailer and seven marine containers, compared to the same period in 1994, where the Partnership realized a gain of $5,572 on the sale or disposition of two trailers and nine marine containers.

(B)  Expenses

     Total expenses of $273,809 for the quarter ended June 30, 1995 decreased from $342,240 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in all general and administrative expenses, repairs and maintenance expense, and depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $59,813 in the second quarter of 1995, from $71,694 in the same period of 1994 due to decreases in maintenance for trailers in the short-term rental facilities. In the second quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $213,996 in the second quarter of 1995 from $270,546 in the second quarter of 1994. This change resulted primarily from:

     (a) a decrease in general and administrative expenses of $47,358 resulting from a decrease in administrative costs associated with the Partnership;

     (b) a decrease of $9,592 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995.

(C)  Net Income

     The Partnership's net income decreased to $31,214 in the second quarter of 1995, from $77,036 in the second quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1995 is not necessarily indicative of future periods. In the second quarter of 1995, the Partnership distributed $259,518 to the Limited Partners, or $7.69 per Limited Partnership Unit.

Comparison of the Partnerships' Operating Results for the Six Months Ended June 30, 1995, and 1994

TEP VIIB:

(A)  Revenues

     Total revenues of $392,241 for the six months ended June 30, 1995, increased slightly from $382,321 for the same period in 1994 due to an increase in other income in 1995, offset by a decrease in revenues due to lower lease revenues when compared to the same period in 1994.

(1) Lease revenue decreased to $346,232 for the six months ended June 30, 1995, from $370,847 for the same period in 1994.

The following table lists lease revenues by equipment type:

                                                         For the six months
                                                           ended June 30,
                                                       1995              1994

Trailers                                             $269,003           $296,793
Aircraft                                               48,817             49,541
Rail equipment                                         16,013             12,756
Marine containers                                      12,399             11,757
                                                     --------           --------
                                                     $346,232           $370,847

Significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $27,790 due to the sale of five trailers during the third and fourth quarters of 1994 and seven trailers in 1995, and a decline in utilization in short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenue increased $3,257 due to the re-lease of railcars which were off-lease during the first quarter of 1994, and a rental credit which was given to a former lessee in the first quarter of 1994.

(2) Interest and other income increased to $23,179 in the six months ended June 30, 1995 from $4,594 for the same period in 1994. This increase was primarily due to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and a higher interest rate earned on investments in 1995.

(3) For the six months ended June 30, 1995, the Partnership realized a gain of $22,830 on the sale or disposition of seven trailers and six marine containers, compared to the same period in 1994, where the Partnership realized a gain of $6,880 on the sale or disposition of three trailers and 12 marine containers.

(B)  Expenses

     Total expenses of $349,818 for the six months ended June 30, 1995 decreased from $356,741 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in depreciation, bad debt expense, general and administrative expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance expenses) increased to $74,029 in the six months ended June 30, 1995, from $64,979 in the same period in 1994. This increase was primarily attributable to trailers coming off term leases and requiring refurbishment prior to transitioning into the short-term rental facilities as compared to the same period in 1994 when some current rental yard trailers were on net term leases. This increase was offset slightly by a decrease in repairs and maintenance costs due to lower shop repairs required on the Partnership's railcars in 1995.

(2) Indirect  operating  expenses  (defined as depreciation,  management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $275,789 in the six months ended June 30, 1995 from $291,762 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease of $9,683 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995;

     (b) a decrease in bad debt expense of $2,796 due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix;

     (c) a decrease of $2,075 in all general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income

     The Partnership's net income decreased to $42,423 in the six months ended June 30, 1995, from $25,580 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1995 is not necessarily indicative of future periods. For the six months ended June 30, 1995, the Partnership distributed $196,112 to the Limited Partners, or $8.80 per Limited Partnership Unit.

TEP VIIC:

(A)  Revenues

     Total revenues of $649,664 for the six months ended June 30, 1995, decreased from $850,387 for the same period in 1994 due to lower lease revenues, offset slightly, by an increase in interest and other income when compared to 1994.

(1) Lease revenue decreased to $582,773 for the six months ended June 30, 1995, from $783,970 in the six months ended June 30, 1994.

The following table presents lease revenues by equipment type:

                                                        For the six months
                                                          ended June 30,
                                                      1995                1994

Trailers                                             $368,316           $511,215
Aircraft                                              198,581            257,308
Marine containers                                      15,876             15,447
                                                     --------           --------
                                                     $582,773           $783,970

The significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $142,899 due to a decline in utilization in short-term facilities in 1995 compared to 1994 levels, and the sale of 14 trailers in the third and fourth quarters of 1994 and seven trailers in 1995;

     (b) Aircraft revenue decreased $58,727 due to a reduced rental rate for one lessee.

(2) Interest and other income increased to $20,232 for the six months ended June 30, 1995 from $11,070 for the same period in 1994 primarily due to higher interest rates earned on cash investments for the six months ended June 30, 1995.

(3) For the six months ended June 30, 1995, the Partnership realized a gain of $46,659 on the sale or disposition of 11 marine containers and seven trailers, compared to the same period in 1994, where the Partnership realized a gain of $55,347 from the sale or disposition of nine marine containers and four trailers.

(B)  Expenses

     Total expenses of $531,668 for the six months ended June 30, 1995, decreased from $663,455 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in all general and administrative expenses, depreciation expenses, management fees to affiliate, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $102,742 in the six months ended June 30, 1995, from $129,761 in the same period in 1994. This change resulted primarily from decreases in maintenance costs for trailers in the short-term rental facilities. In the first six months of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $428,926 in the six months ended June 30, 1995, from $533,694 for the six months ended June 30, 1994. This change resulted primarily from:

     (a) a decrease of $72,333 in general and administrative expenses resulting from 1994 levels due to lower administrative costs associated with the Partnership;

     (b) a decrease of $24,658 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995;

     (c) a decrease of $7,777 in management fees resulting from lower operating cash flow primarily associated with lower lease revenues on fixed-term trailers and a lower container utilization. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(C)  Net Income

     The Partnership's net income decreased to $117,996 for the six months ended June 30, 1995, from $186,932 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1995 is not necessarily indicative of future periods. For the six months ended June 30, 1995, the Partnership distributed $619,647 to the Limited Partners, or $18.38 per Limited Partners Unit.

Trends

     Inflation and changing prices did not materially impact the Partnerships' revenues or expenses during the reported periods.

                                            PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLM TRANSPORTATION EQUIPMENT
                                     PARTNERS VIIB 1985 INCOME FUND

                                     By:      PLM Financial Services, Inc.
                                              General Partner




Date:  August 10, 1995               By:      /s/ David J. Davis
                                              ------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller