Form 10-Q
period 1996-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
filed 1996-05-14
CIK 754712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,             December 31,
                                                                               1996                   1995
                                                                         ----------------------------------------

   Equipment held for operating leases, at cost                           $  3,808,548          $   3,972,722
   Less accumulated depreciation                                            (3,521,610)            (3,616,132)
                                                                         ----------------------------------------
     Net equipment                                                             286,938                356,590

   Cash and cash equivalents                                                   307,162                293,808
   Investment in unconsolidated special purpose entity                          70,049                 79,116
   Accounts receivable, net of allowance for doubtful accounts of
     $32,026 in 1996 and $19,664 in 1995                                        92,646                135,320
   Prepaid Insurance                                                             2,100                  3,128
                                                                         ========================================
   Total assets                                                           $    758,895          $     867,962
                                                                         ========================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                      $      4,641          $       4,641
   Accounts payable                                                             18,597                 21,292
   Prepaid deposits and engine reserves                                             --                    260
                                                                         ----------------------------------------
       Total liabilities                                                        23,238                 26,193

   Partners capital (deficit):

   Limited Partners (22,276 units)                                             826,350                931,401
   General Partner                                                             (90,693)               (89,632)
                                                                         ----------------------------------------
       Total partners' capital                                                 735,657                841,769
                                                                         ----------------------------------------

   Total liabilities and partners' capital                                $    758,895          $     867,962
                                                                         ========================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                             For the three months
                                                                                ended March 31,
                                                                            1996             1995
                                                                        --------------------------------

  Revenues:
    Lease revenue                                                        $  106,074       $  183,663
    Interest and other income                                                 3,453            5,326
    Gain on disposition of
       equipment                                                             19,330           12,830
                                                                        --------------------------------
           Total revenues                                                   128,857          201,819

  Expenses:
    Depreciation                                                             54,769           71,856
    Management fees to affiliate                                             11,513           13,923
    Bad debt expense                                                         17,821           44,639
    Repairs and maintenance                                                  22,263           44,164
    General and administrative
        expenses to affiliates                                               26,546           37,530
    Other general and administrative
         expenses                                                            12,342            9,778
                                                                        --------------------------------
           Total expenses                                                   145,254          221,890

  Equity in net income of unconsolidated special purpose entity               9,331               --
                                                                        --------------------------------

  Net loss                                                               $   (7,066)      $  (20,071)
                                                                        ================================

  Partners' share of net loss:

     Limited  Partners - 99%                                             $   (6,995)      $  (19,870)
     General Partner - 1%                                                       (71)            (201)
                                                                        --------------------------------

           Total                                                         $   (7,066)      $  (20,071)
                                                                        ================================

  Net loss per Limited
    Partnership Unit (22,276 units)                                      $    (0.31)      $    (0.89)
                                                                        ================================

  Cash distributions                                                     $   99,046       $   99,046
                                                                        ================================

  Cash distribution per
     Limited Partnership Unit                                            $     4.40       $     4.40
                                                                        ================================



                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1994 to March 31, 1996






                                                           Limited               General
                                                           Partner               Partner                 Total
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1994                              $   1,294,613           $  (85,963)           $   1,208,650

  Net income                                                  29,013                  293                   29,306

  Cash distributions                                        (392,225)              (3,962)                (396,187)
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1995                                    931,401              (89,632)                 841,769

  Net loss                                                    (6,995)                 (71)                  (7,066)

  Cash distributions                                         (98,056)                (990)                 (99,046)
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at March 31, 1996                                 $     826,350              (90,693)                 735,657
                                                       ==============================================================

















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                             STATEMENT OF CASH FLOWS



                                                                             For the three months ended
                                                                                     March 31,
                                                                             1996                  1995
                                                                        -------------------------------------
  Operating Activities:
  Net loss                                                               $    (7,066)          $   (20,071)
     Adjustments to reconcile net loss
        to net cash provided by operating activities:
     Gain on disposition of equipment                                        (19,330)              (12,830)
     Depreciation                                                             54,769                71,856
     Cash distributions from unconsolidated special purpose
       entity in excess of income accrued                                      9,067                    --
         Changes in operating assets and liabilities:
             Restricted cash                                                      --                  (303)
             Accounts receivable, net                                         42,674                31,205
             Prepaid insurance                                                 1,028                   767
             Due to affiliates                                                    --               (12,856)
             Accounts payable                                                 (2,695)              (16,265)
             Prepaid deposits and engine reserves                               (260)               (1,059)
                                                                        -------------------------------------

  Cash provided by operating activities                                       78,187                40,444
                                                                        -------------------------------------

  Investing activities:
     Proceeds from disposition of equipment                                   34,213                48,172
                                                                        -------------------------------------

  Cash provided by investing activities                                       34,213                48,172
                                                                        -------------------------------------

  Cash flows used in financing activities:
     Cash distributions paid to partners                                     (99,046)              (99,046)
                                                                        -------------------------------------

  Net increase (decrease) in cash and cash equivalents                        13,354               (10,430)

  Cash and cash equivalents at beginning of period                           293,808               358,864
                                                                        -------------------------------------

  Cash and cash equivalents at end of period                             $   307,162           $   348,434
                                                                        =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                          March 31,             December 31,
                                                             1996                   1995
                                                       ----------------------------------------
  Equipment held for operating leases:

  Trailers                                              $   3,394,985          $   3,543,334
  Rail equipment                                              318,649                110,739
  Marine containers                                            94,914                318,649
                                                       -----------------------------------------
                                                            3,808,548              3,972,722
  Less accumulated depreciation                            (3,521,610)            (3,616,132)
                                                       -----------------------------------------
           Net equipment                                $     286,938          $     356,590
                                                       =========================================

     All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1996. With the exception of one trailer with a carrying value of $6,500, all of the equipment was on lease as of December 31, 1995.

     During the three months ended March 31, 1996, the Partnership sold or disposed of five trailers and six marine containers with a net book value of $14,883 for proceeds of $34,213. During the three months ended March 31, 1995, the Partnership sold or disposed of six trailers and four marine containers with a net book value of $35,342 for proceeds of $48,172.

3.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

     assets and liabilites of Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

4.   Investment in Unconsolidated Special Purpose Entity

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investment in unconsolidated special purpose entity includes a 31% interest in a commuter aircraft.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1996                   1995
                                                                        ----------------------------------------

     Equipment held for operating leases, at cost                        $   4,778,390          $   5,059,215
      Less accumulated depreciation                                         (4,348,943)            (4,536,562)
                                                                        ----------------------------------------
            Net equipment                                                      429,447                522,653

     Cash and cash equivalents                                                 512,811                551,094
     Investments in unconsolidated special purpose entities                    370,398                425,957
     Accounts receivable, net of allowance for doubtful accounts of
         $10,572 in 1996 and $6,649 in 1995                                     93,712                143,225
     Prepaid Insurance                                                           3,393                  5,435
                                                                        ========================================
           Total assets                                                  $   1,409,761          $   1,648,364
                                                                        ========================================

                                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

     Due to affiliates                                                   $       7,026          $       7,026
     Accounts Payable                                                           12,230                 15,202
                                                                        ----------------------------------------
          Total liabilities                                                     19,256                 22,228

     Partners capital (deficit):

     Limited Partners (33,727 units)                                         1,525,102              1,758,377
     General Partner                                                          (134,597)              (132,241)
                                                                        ----------------------------------------
           Total partners' capital                                           1,390,505              1,626,136
                                                                        ----------------------------------------

           Total liabilities and partners' capital                       $   1,409,761          $   1,648,364
                                                                        ========================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                               For the three months
                                                                                                 ended March 31,
                                                                                             1996               1995
                                                                                        -----------------------------------

          Lease revenue                                                                   $  109,192      $    314,676
          Interest and other income                                                            6,463            11,274
          Gain on disposition of
              equipment                                                                       34,445            18,691
                                                                                         --------------------------------
               Total revenues                                                                150,100           344,641

          Expenses:
          Depreciation                                                                        66,504           130,908
          Management fees to affiliate                                                        15,298            24,280
          Repairs and maintenance                                                             23,711            42,929
          General and administrative
              expenses to affiliates                                                          37,131            55,095
          Other general and administrative
              expenses                                                                        19,747             4,647
                                                                                       ----------------------------------
              Total expenses                                                                 162,391           257,859

      Equity in net income of unconsolidated special purpose entities                         36,977                --
                                                                                         --------------------------------

      Net income                                                                          $   24,686      $     86,782
                                                                                         ================================

      Partners' share of net income:
         Limited  Partners - 99%                                                          $   24,439      $     85,914
         General Partner - 1%                                                                    247               868
                                                                                         ================================
               Total                                                                      $   24,686      $     86,782
                                                                                         ================================


      Net income per Limited Partnership
         Unit (33,727 units)                                                              $     0.72      $       2.55
                                                                                         ================================

      Cash distributions                                                                  $  160,317      $    263,767
                                                                                         ================================

      Cash distribution per
         Limited Partnership Unit                                                         $     4.71      $       7.74
                                                                                         ================================

      Special cash distributions                                                          $  100,000      $    100,000
                                                                                         ================================

      Special cash distributions per
         Limited Partnership Unit                                                         $     2.94      $       2.94
                                                                                         ================================

      Total Cash Distributions per
         Limited Partnership Units                                                        $     7.65      $      10.68
                                                                                         ================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1994 to March 31, 1996



                                                           Limited                General
                                                           Partner                Partner                  Total
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1994                              $   2,622,019            $  (123,518)          $   2,498,501

  Net income                                                 173,422                  1,752                 175,174

  Cash distributions                                      (1,037,064)               (10,475)             (1,047,539)
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1995                                  1,758,377               (132,241)              1,626,136

  Net income                                                  24,439                    247                  24,686

  Quarterly cash distributions                              (158,714)                (1,603)               (160,317)

  Special distributions                                      (99,000)                (1,000)               (100,000)
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at March 31, 1996                                 $   1,525,102               (134,597)              1,390,505
                                                       ================================================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                For the three months
                                                                                   ended March 31,
                                                                             1996                   1995
                                                                        --------------------------------------
  Operating Activities:
  Net income                                                             $    24,686            $    86,782
    Adjustment to reconcile net income
       to net cash provided by operating activities:
     Gain on disposition of equipment                                        (34,445)               (18,691)
     Depreciation                                                             66,504                130,908
     Cash distributions from unconsolidated special purpose
       entities in excess of income accrued                                   55,559                     --
     Changes in operating assets and liabilities
         Restricted cash                                                          --                   (231)
        Accounts receivable, net                                              49,513                 26,856
        Prepaid insurance                                                      2,042                  1,035
        Due to affiliates                                                         --                (16,710)
        Accounts payable                                                      (2,972)                  (595)
        Prepaid deposits and engine reserves                                      --                    232
                                                                        --------------------------------------

  Cash provided by operating activities                                      160,887                209,586
                                                                        --------------------------------------

  Investing activities:
     Proceeds from disposition of equipment                                   61,147                 50,703
                                                                        --------------------------------------

  Cash provided by investing activities                                       61,147                 50,703
                                                                        --------------------------------------

  Cash flows used in financing activities:
     Cash distributions paid to partners                                    (260,317)              (363,767)
                                                                        --------------------------------------

  Net decrease in cash and cash equivalents                                  (38,283)              (103,478)

  Cash and cash equivalents at beginning of period                           551,094                799,068
                                                                        --------------------------------------

  Cash and cash equivalents at end of period                             $   512,811            $   695,590
                                                                        ======================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of income and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                           March 31,             December 31,
                                                             1996                    1995
                                                       -----------------------------------------
  Equipment held for operating leases:

  Trailers                                              $    4,560,847          $   4,833,449
  Marine containers                                            217,543                225,766
                                                       -----------------------------------------
                                                             4,778,390              5,059,215
  Less accumulated depreciation                             (4,348,943)            (4,536,562)
                                                       =========================================
  Net equipment                                         $      429,447          $     522,653
                                                       =========================================

     All of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1996, and at December 31, 1995.

     During the three months ended March 31, 1996, the Partnership sold or disposed of four marine containers and nine trailers with a net book value of $26,702 for proceeds of $61,147. During the three months ended March 31, 1995, the Partnership sold or disposed of four marine containers and six trailers with a net book value of $32,012 for proceeds of $50,703.

3.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

     equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the three months ended March 31, 1996, and 1995, the General Partner paid special distributions of $2.94 per Limited Partnership Unit for proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investments in Unconsolidated Special Purpose Entites

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the income statement. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investments in unconsolidated special purpose entities includes 31% and 80% interests in two separate commuter aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of Operations

Comparison of the Partnerships' Operating Results for the Three Months Ended March 31, 1996 and 1995

TEP VIIB:

(A)  Revenues

Total revenues of $128,857 for the quarter ended March 31, 1996, decreased from $201,819 for the same period in 1995 due primarily to lower lease revenues and lower interest and other income, offset by a higher gain on disposition of equipment for the first quarter of 1996 when compared to the same period in 1995.

(1) Lease revenue decreased to $106,074 in the first quarter of 1996, from $183,663 in the first quarter of 1995.

The following table lists lease revenues for owned equipment types:

                                                             For the three months
                                                                ended March 31,
                                                       ----------------------------------
                                                           1996                1995
                                                       ----------------------------------

  Trailers                                             $    93,308          $  143,910
  Aircraft                                                      --              24,770
  Marine containers                                          5,266               7,903
  Rail equipment                                             7,500               7,080
                                                       ==================================
                                                       $   106,074          $  183,663
                                                       ==================================


Although, net income was not affected by the change in accounting for investment in unconsolidated special purpose entity, lease revenues attributable to the unconsolidated special purpose entity totaled $24,093 in the first quarter of 1996 which represented revenue for jointly-owned assets (refer to the "Equity in net income of the unconsolidated special purpose entity" section below).

Significant revenue component changes related to owned equipment resulted primarily from:

     (a) Trailer revenues decreased $50,602 due to the sale of two trailers during the last three quarters of 1995, and five trailers in the first quarter of 1996, and a decline in utilization in the PLM-affiliated short-term rental facilities in 1996 compared to 1995 levels;

     (b) Marine containers revenues decreased $2,637 due to the disposition or sale of 11 marine containers in the last three quarters of 1995 and six marine containers in the first quarter of 1996, and lower utlilization in the first quarter of 1996 compared to the same period in 1995.

(2) Interest and other income decreased to $3,453 in the first quarter of 1996 from $5,326 in the first quarter of 1995. This increase was primarily due to lower interest rate earned on cash investments in the first quarter of 1996.

(3) For the quarter ended March 31, 1996, the Partnership realized a gain of $19,330 on the sale or disposition of six marine containers and five trailers, compared to the same period in 1995 where the Partnership realized a gain of $12,830 on the sale or disposition of six trailers and four marine containers.

(B)  Expenses

Total expenses of $145,254 for the quarter ended March 31, 1996 decreased from $221,890 for the same period in 1995. Although net income was not affected as a result of the change in accounting for investment in unconsolidated special purpose entity, expenses attributable to the unconsolidated special purpose entity totaled $14,762 in the first quarter of 1996, all relating to jointly-owned assets (refer to the "Equity in net income of the unconsolidated special purpose entity" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $22,263 in the first quarter of 1996, from $44,164 in the same period in 1995. This decrease is primarily attributable to disposition of trailers and containers during 1995 and 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) increased to $122,991 in the first quarter of 1996, from $177,726 in the first quarter of 1995. The change related to owned equipment resulted primarily from:

     (a) a decrease of $26,818 in bad debt expense due to the General Partner's evaluation of collectibility of the current open receivable balances;

     (b) a decrease in depreciation expense of $17,087 was due to asset sales or dispositions during 1995 and 1996;

     (c) a decrease of $8,420 in all general and administrative expenses from 1995 levels due to lower accounting costs associated with the Partnership, less license and registration fee for trailers due to the disposition or sale of trailers during 1995 and 1996, offset by an increase in audit fee.

(C) Equity in net income of the unconsolidated special purpose entity represents the net income generated from jointly owned assets now accounted for under the equity method. The aircraft revene for the quarter ended March 31, 1996, was $24,093. Expenses totaled $14,762, composed mostly of depreciation expense.

(D) Net loss

The Partnership's net loss of $7,066 in the first quarter of 1996, decreased from a net loss of $20,071 in the first quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1996 is not necessarily indicative of future periods. In the first quarter of 1996, the Partnership distributed $98,056 to the Limited Partners, or $4.40 per Limited Partnership Unit.

TEP VIIC:

(A) Total revenues of $150,100 for the quarter ended March 31, 1996, decreased from $344,641 for the same period in 1995 due primarily to lower lease revenues and lower interest and other income, offset by a larger gain on the sale of equipment in the first quarter of 1996, as compared to the same period in 1995.

(1) Lease revenue decreased to $109,192 in the first quarter of 1996 from $314,676 for the same period in 1995. The following table lists lease revenues for owned equipment types.

                                                             For the three months
                                                                ended March 31,
                                                       ----------------------------------
                                                           1996                1995
                                                       ----------------------------------

  Trailers                                             $   107,892         $   205,296
  Aircraft                                                      --              99,462
  Marine containers                                          1,300               9,918
                                                       ==================================
                                                       $   109,192         $   314,676
                                                       ==================================


Although,  net  income  was  not  affected  by  the  change  in  accounting  for investments in unconsolidated special purpose entities, lease revenues attributable to unconsolidated special purpose entities totaled $99,462 in the first quarter of 1996 which represented revenue for jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entity" section below).

Significant revenue component changes related to owned equipment resulted primarily from:

     (a) Trailer revenue decreased $97,404 due to the sale of eight trailers in the last three quarters of 1995 and nine trailers in the first quarter of 1996 and a decline in utilization in the PLM-affiliated short-term rental facilities in 1996 compared to 1995 levels;

     (b) Marine containers revenues decreased $8,618 due to disposition of 13 marine containers during the last three quarters of 1995 and four marine containers in the first quarter of 1996, and a lower utlilization in the first quarter of 1996 compared to 1995 levels.

(2) For the quarter ended March 31, 1996, the Partnership realized a gain of $34,445 on the sale or disposition of nine trailers and four marine containers, compared to the same period in 1995, where the Partnership realized a gain of $18,691 on the sale or disposition of six trailers and four marine containers.

(B)  Expenses

     Total expenses of $162,391 for the quarter ended March 31, 1996 decreased from $257,859 for the same period in 1995. Although net income was not affected as a result of the change in accounting for investments in unconsolidated special purpose entities, expenses attributable to unconsolidated special purpose entities totaled $62,628 in the first quarter of 1996, all relating to jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entities" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $23,711 in the first quarter of 1996, from $42,929 in the same period of 1995 due to decreases in maintenance for trailers in the
PLM-affiliated short-term rental facilities. In the first quarter of 1995, repairs were made on former term lease trailers prior to transitioning into the PLM-affiliated short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, and general and administrative expenses) decreased to $138,680 in the first quarter of 1996 from $214,930 in the first quarter of 1995. The change related to owned equipment resulted primarily from:

     (a) a decrease of $8,844 in depreciation expense from 1995 levels reflecting asset sales or dispositions during 1995 and 1996;

     (b) a decrease in general and administrative expenses of $2,864 resulting from a decrease in indirect costs associated with the operations of the PLM-affiliated short-term rental facilities and lower accounting costs, offset by increase in audit fee.

(C) Equity in net income of unconsolidated special purpose entities represents the net income generated from jointly owned assets now accounted for under the equity method. The revene for these two aircraft for the quarter ended March 31, 1996, was $99,605. Expenses totaled $62,628, composed mostly of depreciation expense.

(D)  Net Income

     The Partnership's net income decreased to $24,686 in the first quarter of 1996, from $86,782 in the first quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1996 is not necessarily indicative of future periods. In the first quarter of 1996, the Partnership distributed $158,714 to the Limited Partners, or $7.65 per Limited Partnership Unit.

(II) Asset Sales

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment is unpredictable and results from the wear, tear, and general risk of normal operations. As discussed in note 5, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. During the three months ended March 31, 1996, TEP VIIB sold or disposed of five trailers and six marine containers for $34,213, and TEP VIIC sold or disposed of nine trailers and four marine containers for $61,146. As discussed in note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the three months ended March 31, 1996.

As of March 31, 1996, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $1.8 million and $3.3 million for TEP VIIB and TEP VIIC respectively.

(IV) Government Regulations

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

(V)  Future outlook

Pursuant to the original operating plan, the Partnerships entered into their liquidation phase during 1995 and the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnerships and distributing all available cash to the Partners.

(VI) Trends

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

                                       PLM TRANSPORTATION EQUIPMENT
                                       PARTNERS VIIB 1985 INCOME FUND

                                       By:      PLM Financial Services, Inc.
                                                General Partner




Date:  May 13, 1996                    By:      /s/ David J. Davis
                                                ------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller