Form 10-Q
period 1996-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
filed 1996-11-13
CIK 754712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from                  to

                         Commission file number 0-14598


                 PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985
                                   INCOME FUND
             (Exact name of registrant as specified in its charter)


    California                                            94-2946245
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Market, Steuart Street Tower,
 Suite 800, San Francisco, CA                             94105-1301
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

                                 BALANCE SHEETS


                                     ASSETS

                                                                           September 30,          December 31,
                                                                               1996                   1995
                                                                          ---------------------------------------

   Equipment held for operating leases, at cost                           $  3,732,989          $   3,972,722
   Less accumulated depreciation                                            (3,556,768 )           (3,616,132 )
                                                                          ---------------------------------------
      Net equipment                                                            176,221                356,590

   Cash and cash equivalents                                                   416,818                293,808
   Investment in unconsolidated special purpose entity                              --                 79,116
   Accounts receivable, net of allowance for doubtful accounts of
     $26,718 in 1996 and $19,664 in 1995                                        78,711                135,320
   Prepaid insurance                                                               264                  3,128
                                                                          =======================================
      Total assets                                                        $    672,014          $     867,962
                                                                          =======================================

                                         LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                      $      4,641          $       4,641
   Accounts payable and accrued expenses                                        16,519                 21,292
   Prepaid deposits and engine reserves                                              8                    260
                                                                          ---------------------------------------
       Total liabilities                                                        21,168                 26,193

   Partners capital (deficit):

   Limited Partners (22,276 units)                                             742,387                931,401
   General Partner                                                             (91,541 )              (89,632 )
                                                                          ---------------------------------------
       Total partners' capital                                                 650,846                841,769
                                                                          ---------------------------------------

       Total liabilities and partners' capital                            $    672,014          $     867,962
                                                                          =======================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                For the three months                  For the nine months
                                                                 ended September 30,                   ended September 30,
                                                               1996              1995                  1996            1995
                                                           ---------------------------------------------------------------------
   Revenues:
     Lease revenue                                         $    94,091      $    170,789           $  289,005      $  517,021
     Interest and other income                                   2,408             4,863                8,496          28,042
     Gain on disposition of
        equipment                                                3,040             6,199               32,674          29,029
                                                           ---------------------------------------------------------------------
            Total revenues                                      99,539           181,851              330,175         574,092

   Expenses:
     Depreciation                                               52,357            68,579              160,238         209,873
     Management fees to affiliate                               16,331            13,923               41,767          41,768
     Bad debt expense                                           19,502            25,944               12,646          38,701
     Repairs and maintenance                                    25,782            53,357               70,983         129,305
     General and administrative
        expenses to affiliates                                  14,067            28,346               62,503          95,703
     Other general and administrative
       expenses                                                 13,948            14,998               40,931          39,615
                                                           ---------------------------------------------------------------------
            Total expenses                                     141,987           205,147              389,068         554,965

   Equity in net income of unconsolidated
     special purpose entity                                    245,732                --              265,108              --
                                                           ---------------------------------------------------------------------

   Net income (loss)                                       $   203,284      $    (23,296 )         $  206,215      $   19,127
                                                           =====================================================================

   Partners' share of net income (loss):

      Limited  Partners - 99%                              $   201,251      $    (23,063 )         $  204,153      $   18,936
      General Partner - 1%                                       2,033              (233 )              2,062             191
                                                           --------------------------------        -----------------------------
                                                                                           ========
            Total                                          $   203,284      $    (23,296 )         $  206,215      $   19,127
                                                           =====================================================================

   Net income (loss) per Limited
     Partnership Unit (22,276 units)                       $      9.03      $      (1.04 )         $     9.16      $     0.85
                                                           =====================================================================

   Cash distributions                                      $    99,047      $     99,047           $  297,138      $  297,140
                                                           =====================================================================

   Cash distribution per
      Limited Partnership Unit                             $      4.40      $       4.40           $    13.21      $    13.21
                                                           =====================================================================

   Special cash distributions                              $        --      $         --           $  100,000      $       --
                                                           =====================================================================
   Special cash distributions per
     Limited Partnership Unit                              $        --      $         --           $     4.44      $       --
                                                           =====================================================================
   Total cash distributions per
     Limited Partnership Unit                              $      4.40      $       4.40           $    17.65      $    13.21
                                                           =====================================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1994 to September
                                    30, 1996






                                                           Limited               General
                                                           Partner               Partner                 Total
                                                        ------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1994                              $  1,294,613           $  (85,963 )          $   1,208,650

   Net income                                                 29,013                  293                   29,306

   Cash distributions                                       (392,225 )             (3,962 )               (396,187 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                                   931,401              (89,632 )                841,769

   Net income                                                204,153                2,062                  206,215

   Quarterly cash distributions                             (294,167 )             (2,971 )               (297,138 )

   Special distributions                                     (99,000 )             (1,000 )               (100,000 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at September 30, 1996                             $    742,387           $  (91,541 )          $     650,846
                                                        =============================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                              For the nine months ended
                                                                                    September 30,
                                                                             1996                  1995
                                                                         ------------------------------------
   Operating Activities:
   Net income                                                            $   206,215          $     19,127
      Adjustments to reconcile net income
         to net cash provided by operating activities:
      Gain on disposition of equipment                                       (32,674 )             (29,029 )
      Depreciation                                                           160,238               209,873
      Income from unconsolidated special purpose
        entity in excess of cash distributions                              (224,028 )                  --
      Changes in operating assets and liabilities:
          Restricted cash                                                         --                  (446 )
          Accounts receivable, net                                            56,609                24,333
          Prepaid insurance                                                    2,864                 2,984
          Due to affiliates                                                       --               (12,652 )
          Accounts payable and accrued expenses                               (4,773 )             (14,825 )
          Prepaid deposits and engine reserves                                  (252 )                (596 )
                                                                         ------------------------------------

   Cash provided by operating activities                                     164,199               198,769
                                                                         ------------------------------------

   Investing activities:
      Capitalized equipment repairs                                               --                   (45 )
      Proceeds from disposition of equipment                                  52,805                76,658
      Liquidation proceeds from unconsolidated
       special purpose entity                                                303,144                    --
                                                                         ------------------------------------
   Cash provided by investing activities                                     355,949                76,613
                                                                         ------------------------------------

   Cash flows used in financing activities:
      Cash distributions paid to General Partner                              (3,971 )              (2,971 )
      Cash distributions paid to Limited Partners                           (393,167 )            (294,169 )
                                                                         ------------------------------------
   Cash used in financing activities                                        (397,138 )            (297,140 )
                                                                         ------------------------------------

   Net increase (decrease) in cash and cash equivalents                      123,010               (21,758 )

   Cash and cash equivalents at beginning of period                          293,808               358,864
                                                                         ------------------------------------

   Cash and cash equivalents at end of period                            $   416,818          $    337,106
                                                                         ====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996 and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                         September 30,         December 31,
                                                             1996                  1995
                                                        --------------------------------------
   Equipment held for operating leases:

   Trailers                                             $   3,324,757         $   3,543,334
   Marine containers                                           89,583               110,739
   Rail equipment                                             318,649               318,649
                                                        --------------------------------------
                                                            3,732,989             3,972,722
   Less accumulated depreciation                           (3,556,768 )          (3,616,132 )
                                                        --------------------------------------
            Net equipment                               $     176,221         $     356,590
                                                        ======================================

     All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1996. With the exception of one trailer with a carrying value of $6,500, all of the equipment was on lease as of December 31, 1995.

     During the nine months ended September 30, 1996, the Partnership sold or disposed of nine trailers and eight marine containers with an aggregate net book value of $20,131 for proceeds of $52,805. During the nine months ended September 30, 1995, the Partnership sold or disposed of eight trailers and 11 marine containers with an aggregate net book value of $47,629 for proceeds of $76,658.

3.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Liquidation and special distributions (continued)

     assets and liabilites of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the nine months ended September 30, 1996, the General Partner paid special distributions of $4.44 per Limited Partnership Unit with proceeds from equipment liquidations. No special distributions was paid in the nine months ended September 30, 1995. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     During the nine months ended September 30, 1996, the Partnership sold its 31% investment in a commuter aircraft for $303,144.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                          September 30,           December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

      Equipment held for operating leases, at cost                       $   4,460,572          $   5,059,215
      Less accumulated depreciation                                         (4,179,692 )           (4,536,562 )
                                                                         ---------------------------------------
          Net equipment                                                        280,880                522,653

      Cash and cash equivalents                                                811,144                551,094
      Investments in unconsolidated special purpose entities                   126,577                425,957
      Accounts receivable, net of allowance for doubtful accounts
          of $11,510 in 1996 and $6,649 in 1995                                 72,844                143,225
      Prepaid insurance                                                            237                  5,435
                                                                         =======================================
          Total assets                                                   $   1,291,682          $   1,648,364
                                                                         =======================================

                                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

      Due to affiliates                                                  $       7,026          $       7,026
      Accounts payable and accrued expenses                                     11,416                 15,202
                                                                         ---------------------------------------
           Total liabilities                                                    18,442                 22,228

      Partners capital (deficit):

      Limited Partners (33,727 units)                                        1,409,009              1,758,377
      General Partner                                                         (135,769 )             (132,241 )
                                                                         ---------------------------------------
          Total partners' capital                                            1,273,240              1,626,136
                                                                         ---------------------------------------

          Total liabilities and partners' capital                        $   1,291,682          $   1,648,364
                                                                         =======================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                                   For the three months              For the nine months
                                                                   ended September 30,               ended September 30,
                                                                   1996            1995              1996            1995
                                                               ---------------------------------------------------------------

       Revenues:

           Lease revenue                                       $   96,968      $  272,726        $  316,717      $  855,499
           Interest and other income                                3,768           7,863            14,590          28,095
           Gain on disposition of
               equipment                                           14,895          19,988            69,529          66,647
                                                               ---------------------------------------------------------------
                Total revenues                                    115,631         300,577           400,836         950,241

       Expenses:
           Depreciation                                            60,477         127,707           189,848         386,745
           Management fees to affiliate                            32,944          21,080            70,767          66,889
           Bad debt expense                                           (79 )        19,161             3,872          15,887
           Repairs and maintenance                                 21,703          59,874            68,639         165,264
           General and administrative
               expenses to affiliates                              22,579          42,904            89,661         144,212
           Other general and administrative
               expenses                                            11,981          15,137            44,846          38,534
                                                               ---------------------------------------------------------------
               Total expenses                                     149,605         285,863           467,633         817,531

       Equity in net income of unconsolidated
         special purpose entities                                 569,504              --           640,348              --
                                                               ---------------------------------------------------------------

       Net income                                              $  535,530      $   14,714        $  573,551      $  132,710
                                                               ===============================================================

       Partners' share of net income:
          Limited  Partners - 99%                              $  530,175      $   14,567        $  567,815      $  131,383
          General Partner - 1%                                      5,355             147             5,736           1,327
                                                               ===============================================================
                Total                                          $  535,530      $   14,714        $  573,551      $  132,710
                                                               ===============================================================

       Net income per Limited Partnership
          Unit (33,727 units)                                  $    15.72      $     0.43        $    16.84      $     3.90
                                                               ===============================================================

       Cash distributions                                      $  156,815      $  161,316        $  576,447      $  687,222
                                                               ===============================================================

       Cash distribution per
          Limited Partnership Unit                             $     4.60      $     4.74        $    16.92      $    20.17
                                                               ===============================================================

       Special cash distributions                              $  100,000      $  100,000        $  350,000      $  200,000
                                                               ===============================================================

       Special cash distributions per
          Limited Partnership Unit                             $     2.94      $     2.94        $    10.27      $     5.87
                                                               ===============================================================

       Total Cash Distributions per
          Limited Partnership Units                            $     7.54      $     7.68        $    27.19      $    26.04
                                                               ===============================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1994 to September
                                    30, 1996



                                                           Limited                 General
                                                           Partner                 Partner                 Total
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1994                              $  2,622,019            $  (123,518 )         $   2,498,501

   Net income                                                173,422                  1,752                 175,174

   Cash distributions                                     (1,037,064 )              (10,475 )            (1,047,539 )
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                                 1,758,377               (132,241 )             1,626,136

   Net income                                                567,815                  5,736                 573,551

   Quarterly cash distributions                             (570,683 )               (5,764 )              (576,447 )

   Special distributions                                    (346,500 )               (3,500 )              (350,000 )
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at September 30, 1996                             $  1,409,009               (135,769 )             1,273,240
                                                        ===============================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  For the nine months
                                                                                  ended September 30,
                                                                              1996                   1995
                                                                         --------------------------------------
   Operating Activities:
   Net income                                                            $    573,551            $   132,710
     Adjustment to reconcile net income
        to net cash provided by operating activities:
      Gain on disposition of equipment                                        (69,529 )              (66,647 )
      Depreciation                                                            189,848                386,745
      Income from unconsolidated special purpose
        entities in excess of cash distributions                             (386,849 )                   --
      Changes in operating assets and liabilities
          Restricted cash                                                          --                   (550 )
         Accounts receivable, net                                              70,381                 71,180
         Prepaid insurance                                                      5,198                  4,346
         Due to affiliates                                                         --                (17,211 )
         Accounts payable and accrued expenses                                 (3,786 )                1,581
         Prepaid deposits and engine reserves                                      --                    464
                                                                         --------------------------------------

   Cash provided by operating activities                                      378,814                512,618
                                                                         --------------------------------------

   Investing activities:
      Capitalized equipment repairs                                                --                   (191 )
      Proceeds from disposition of equipment                                  121,454                136,648
      Liquidation proceeds from unconsolidated
        special purpose entity                                                686,229                     --
                                                                         --------------------------------------
   Cash provided by investing activities                                      807,683                136,457
                                                                         --------------------------------------

   Cash flows used in financing activities:
      Cash distributions paid to General Partner                               (9,264 )               (8,872 )
      Cash distributions paid to Limited Partners                            (917,183 )             (878,350 )
                                                                         --------------------------------------
   Cash used in financing activities                                         (926,447 )             (887,222 )
                                                                         --------------------------------------

   Net increase (decrease) in cash and cash equivalents                       260,050               (238,147 )

   Cash and cash equivalents at beginning of period                           551,094                799,068
                                                                         --------------------------------------

   Cash and cash equivalents at end of period                            $    811,144            $   560,921
                                                                         ======================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                         September 30,           December 31,
                                                              1996                   1995
                                                        ----------------------------------------
   Equipment held for operating leases:

   Trailers                                              $   4,258,792          $   4,833,449
   Marine containers                                           201,780                225,766
                                                        ----------------------------------------
                                                             4,460,572              5,059,215
   Less accumulated depreciation                            (4,179,692 )           (4,536,562 )
                                                        ========================================
               Net equipment                             $     280,880          $     522,653
                                                        ========================================

     All of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1996, and at December 31, 1995.

     During the nine months ended September 30, 1996, the Partnership sold or disposed of nine marine containers and 18 trailers with an aggregate net book value of $51,925 for proceeds of $121,454. During the nine months ended September 30, 1995, the Partnership sold or disposed of 15 marine containers and 14 trailers with an aggregate net book value of $70,001 for proceeds of $136,648.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

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

     During the nine months ended September 30, 1996, and 1995, the General Partner paid special distributions of $10.27 and $5.87 per Limited Partnership Unit, respectively, for proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investments in Unconsolidated Special Purpose Entities

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

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the income statement. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The "Investments in unconsolidated special purpose entities" includes 69% and 80% interests in two separate commuter aircraft. The General Partner sold one of the jointly-owned aircraft in which the Partnership holds an investment of 69% for $686,229 in the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of Operations

Comparison of the Partnerships' Operating Results for the Three Months Ended September 30, 1996 and 1995

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                             For the three months
                                                                              ended September 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  60,225          $   88,442
   Railcar equipment                                                         7,455                 261
   Marine containers                                                            36               6,168

Trailers: Trailer lease revenues and direct expenses were $86,526 and $26,301, respectively, for the three months ended September 30, 1996, compared to $135,929 and $47,487, respectively during the same quarter of 1995. The decrease in net contribution was due to lower utlilization of trailers in the short-term rental facilities in the third quarter of 1996 when compared to the same quarter of 1995, and the disposition of five trailers in the third and fourth quarters of 1995 and nine trailers during the first nine months of 1996;

Railcar equipment: Railcar lease revenues and direct expenses were $7,500 and $45, respectively, for the three months ended September 30, 1996, compared to $4,537 and $4,276, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996. In addition, early lease termination on four railcars in the third quarter of 1995 resulted in a $3,600 credit given back to the lessee;

Marine containers: Marine container lease revenues and direct expenses were $66 and $30, respectively, for the three months ended September 30, 1996, compared to $6,230 and $62, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $115,611 for the quarter ended September 30, 1996, decreased from $140,515 for the same quarter in 1995. The variances are explained as follows:

(a) a $17,002 decrease in general and administrative expenses due to lower indirect costs associated with the short-term rental facilites due to the decreased volume of trailers operating in the facilites in the third quarter of 1996 as compared to the third quarter of 1995, and lower accounting costs;

(b) a $6,442 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(c) a $3,869 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(C) Net gain on disposition of equipment was $3,040 in the third quarter of 1996, from the disposition of one marine container and one trailer compared to a gain of $6,199 in the third quarter of 1995, from the disposition of six marine containers and five trailers.

(D)  Interest and other income

Interest and other income decreased $2,455 during the third quarter of 1996 due primarily to lower interest income resulting from lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $245,732 and $11,286 for the three months ended September 30, 1996 and 1995, respectively, and represents the operating income generated from a 31% interest in a jointly owned commuter aircraft accounted for under the equity method and the gain ($236,700) resulting from the sale of this investment for proceeds of $303,144. (see Note 4 to the financial statements).

(F) Net income

The Partnership's net income of $203,284 in the third quarter of 1996, decreased from a net loss of $23,296 in the third quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $98,057 to the Limited Partners, or $4.40 per Limited Partnership Unit.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                              For the three months
                                                                               ended September 30,
                                                                            1996                1995
                                                                         --------------------------------
   Trailers                                                              $  74,056          $  107,416
   Marine containers                                                           420               7,395


Trailers: Trailer lease revenues and direct expenses were $96,503 and $22,447, respectively, for the three months ended September 30, 1996, compared to $165,600 and $58,184, respectively during the same quarter of 1995. The decrease in net contribution was due to lower utlilization of trailers in the short-term rental facilities in the third quarter of 1996 when compared to the same quarter of 1995, and the disposition of six trailers in the third and fourth quarters of 1995 and 18 trailers during the first nine months of 1996;

Marine containers: Marine container lease revenues and direct expenses were $465 and $45, respectively, for the three months ended September 30, 1996, compared to $7,521 and $126, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $127,113 for the quarter ended September 30, 1996, decreased from $173,369 for the same period in 1995. The variances are explained as follows:

(a) a $27,210 decrease in the general and administrative expenses from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities;

(b) a $19,240 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(c) a $11,670 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(d) a $11,864 increase in management fees due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) Net gain on disposition of equipment was $14,895 in the third quarter of 1996, from the disposition of five marine containers and two trailers, compared to a gain of $19,988 in the third quarter of 1995, from the disposition of four marine containers and six trailers.

(D) Interest and other income decreased to $3,768 in the third quarter of 1996 from $7,863 in the third quarter of 1995. This decrease was primarily due to a lower interest rate earned on cash investments and lower cash balances available for investments in the third quarter of 1996 when compared to the same period of 1995.

(E) Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities of $569,504 and $45,421 for the three months ended September 30, 1996 and 1995, respectively, represents the operating income generated from jointly owned commuter aircraft accounted for under the equity method and the gain ($535,821) resulting from the sale of one jointly-owned aircraft for proceeds of $686,229 (see Note 4 to the financial statements).

     The increase in aircraft net contribution was due to the sale of one jointly owned commuter aircraft in the third quarter of 1996 with a gain of $535,821.

(F)  Net Income

The Partnership's net income increased to $535,530 in the third quarter of 1996, from $14,714 in the third quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $254,247 to the Limited Partners, or $7.54 per Limited Partnership Unit which included a special distribution of $2.94 per unit.

Comparison of the Partnerships' Operating Results for the Nine Months Ended September 30, 1996 and 1995

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the nine months
                                                                               ended September 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  186,338          $  281,037
   Railcar equipment                                                         22,091              13,220
   Marine containers                                                          7,811              18,437


Trailers: Trailer lease revenues and direct expenses were $258,604 and $72,266, respectively, for the nine months ended September 30, 1996, compared to $404,931 and $123,894, respectively, during the same period of 1995. The decrease in net contribution was due to lower utlilization of trailers in the short-term rental facilities in the first nine months of 1996 when compared to the same period of 1995, and the disposition of five trailers in the third and fourth quarters of 1995 and nine trailers during the first nine months of 1996;

Railcar equipment: Railcar lease revenues and direct expenses were $22,500 and $409, respectively, for the nine months ended September 30, 1996, compared to $20,549 and $7,329, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996. In addition, early lease termination on four railcars in the third quarter of 1995 resulted in a $3,600 credit given back to the lessee.

Marine containers: Marine container lease revenues and direct expenses were $7,901 and $90, respectively, for the nine months ended September 30, 1996, compared to $18,631 and $194, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $316,303 for the nine months ended September 30, 1996, decreased from $385,454 for the same period in 1995. The variances are explained as follows:

(a) a $30,520 decrease in general and administrative expenses from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities;

(b) a $26,055 decrease in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(c) a $12,576 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(C) For the nine months ended September 30, 1996, the Partnership realized a gain of $32,674 on the sale or disposition of eight marine containers and nine trailers, compared to the same period in 1995 where the Partnership realized a gain of $29,029 on the sale or disposition of eight trailers and 11 marine containers.

(D) Interest and other income decreased to $8,496 for the nine months ended September 30, 1996 from $28,042 for the same period of 1995. This decrease was primarily due to income earned from an early lease termination penalty on four railcars in the third quarter of 1995, and lower interest income earned due to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $265,108 and $34,816 for the nine months ended September 30, 1996 and 1995, respectively, and represents the operating income generated from a 31% interest in a jointly owned aircraft accounted for under the equity method and the gain ($236,700) resulting from the sale of this investment for proceeds of $303,144 (see Note 4 to the financial statements).

(F) Net income

The Partnership's net income of $206,215 in the nine months ended September 30, 1996, decreased from $19,127 in the first nine months of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first nine months of 1996 is not necessarily indicative of future periods. For the nine months ended September 30, 1996, the Partnership distributed $393,167 to the Limited Partners, or $17.65 per Limited Partnership Unit which included a special distribution of $4.44 per unit.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the nine months
                                                                               ended September 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  241,758          $  368,975
   Marine containers                                                          3,533              22,994


Trailers: Trailer lease revenues and direct expenses were $313,025 and $71,267, respectively, for the nine months ended 1996, compared to $533,915 and $164,940, respectively during the same quarter of 1995. The decrease in net contribution was due to lower utlilzation of trailers in the short-term rental facilities in the first nine months of 1996 when compared to the same period of 1995, and the disposition of six trailers in the third and fourth quarters of 1995 and 18 trailers during the first nine months of 1996;

Marine containers: Marine container lease revenues and direct expenses were $3,692 and $159, respectively, for the nine months ended 1996, compared to $23,399 and $405, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $396,207 for the nine months ended September 30, 1996, decreased from $496,732 for the same period in 1995. The variances are explained as follows:

(a) a $62,170 decrease in the general and administrative expenses from 1995 levels due to decreased administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

(b) a $30,218 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(c) a $12,015 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(d) a $3,878 increase in managment fees due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) For the nine months ended September 30, 1996, the Partnership realized a gain of $69,529 on the sale or disposition of 18 trailers and nine marine containers, compared to the same period in 1995, where the Partnership realized a gain of $66,647 on the sale or disposition of 14 trailers and 15 marine containers.

(D)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities of $640,348 and $142,731 for the nine months ended September 30, 1996 and 1995, respectively, represents the operating income generated from jointly owned commuter aircraft accounted for under the equity method and the gain ($535,821) resulting from the sale of one jointly-owned aircraft for proceeds of $686,229 (see Note 4 to the financial statements).

(E) Interest and other income decreased to $14,590 for the nine months ended September 30, 1996, from $28,095 compared to the same period of 1995. This decrease was primarily due to lower interest rate earned on cash investments in the first nine months of 1996.

 (F) Net Income

The Partnership's net income increased to $573,551 for the nine months ended September 30, 1996, from $132,710 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first nine months of 1996 is not necessarily indicative of future periods. In the nine months of 1996, the Partnership distributed $917,183 to the Limited Partners, or $27.19 per Limited Partnership Unit which included a special distribution of $10.27 per unit.

(II) Asset Sales

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment is unpredictable and results from the wear, tear, and general risk of normal operations. As discussed in Note 3, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. During the nine months ended September 30, 1996, TEP VIIB sold or disposed of nine trailers and eight marine containers for $52,805, and TEP VIIC sold or disposed of 18 trailers and nine marine containers for $121,454. In addition, during the nine months ended September 30, 1996, TEP VIIB sold its 31% investment in a commuter aircraft for $303,144 and TEP VIIC sold its 69% investment in a commuter aircraft for $686,229.

As discussed in Note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required during the nine months ended September 30, 1996.

      As of September 30, 1996, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $1.3 million and $2.3 million for TEP VIIB and TEP VIIC, respectively.

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

                                          PLM TRANSPORTATION EQUIPMENT
                                          PARTNERS VIIB 1985 INCOME FUND

                                          By:      PLM Financial Services, Inc.
                                                   General Partner




Date:  November 12, 1996                  By:      /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller