Form 10-Q
period 1997-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
filed 1997-08-07
CIK 754712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1997.

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
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                             June 30,             December 31,
                                                                               1997                   1996
                                                                         ----------------------------------------
   Assets:

   Equipment held for operating lease, at cost                             $  2,251,186         $    3,550,990
     Less accumulated depreciation                                           (2,237,991 )           (3,427,418)
                                                                          ---------------------------------------
       Net equipment                                                             13,195                123,572

   Cash and cash equivalents                                                    293,238                269,628
   Accounts receivable, net of allowance for doubtful accounts of
         $5,102 in 1997 and $5,082 in 1996                                      134,090                127,105
   Prepaid insurance                                                              1,044                  2,714
                                                                          ---------------------------------------

   Total assets                                                            $    441,567         $      523,019
                                                                          =======================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                   $     36,752         $       32,221
   Due to affiliate                                                               4,641                  4,641
   Lessee deposits and engine reserves                                            9,500                    615
                                                                          ---------------------------------------
       Total liabilities                                                         50,893                 37,477
                                                                          ---------------------------------------

   Partners' capital (deficit):
   Limited partners (22,276 units)                                              484,817                578,736
   General Partner                                                              (94,143 )              (93,194 )
                                                                          ---------------------------------------
       Total partners' capital                                                  390,674                485,542
                                                                          ---------------------------------------

   Total liabilities and partners' capital                                 $    441,567         $      523,019
                                                                          =======================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME


                                                                For the Three Months              For the Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                               1997              1996             1997            1996
                                                           ----------------------------------------------------------------
   Revenues:

   Lease revenue                                            $   84,522      $     88,840      $  183,005      $  194,914
   Interest income                                               4,101             2,635           7,629           6,088
   Net gain on disposition of equipment                        111,226            10,304         225,708          29,634
                                                           ----------------------------------------------------------------
       Total revenues                                          199,849           101,779         416,342         230,636
                                                           ----------------------------------------------------------------

   Expenses:

   Depreciation                                                 14,551            53,112          38,061         107,881
   Repairs and maintenance                                      28,739            22,939          44,989          45,201
   Management fees to affiliate                                 13,922            13,922          27,845          25,436
   Provision for (recovery of ) bad debt                         6,336           (24,677 )         6,230          (6,856 )
   General and administrative
         expenses to affiliates                                 18,896            21,889          35,379          48,436
   Other general and administrative expenses                    20,402            14,641          36,525          26,983
                                                           ----------------------------------------------------------------
       Total expenses                                          102,846           101,826         189,029         247,081
                                                           ----------------------------------------------------------------

   Equity in net income of unconsolidated
         special-purpose entity                                     --            10,045              --          19,376
                                                           ----------------------------------------------------------------

   Net income                                               $   97,003      $      9,998      $  227,313      $    2,931
                                                           ================================================================

   Partners' share of net income:

   Limited  partners - 99%                                  $   96,033      $      9,898      $  225,040      $    2,902
   General Partner - 1%                                            970               100           2,273              29
                                                           ----------------------------------------------------------------
   Total                                                    $   97,003      $      9,998      $  227,313      $    2,931
                                                           ================================================================

   Net income per weighted-average limited
         partnership unit (22,276 units)                    $     4.31      $       0.44      $    10.10      $     0.13
                                                           ================================================================

   Cash distributions                                       $       --      $     99,046      $   97,172      $  198,092
                                                           ================================================================

   Cash distribution per weighted-average
         limited partnership unit                           $       --      $       4.40      $     4.32      $     8.80
                                                           ================================================================

   Special cash distributions                               $  225,009      $    100,000      $  225,009      $  100,000
                                                           ================================================================
   Special cash distributions per weighted-average
         limited partnership unit                           $    10.00      $       4.44      $    10.00      $     4.44
                                                           ================================================================
   Total cash distributions per weighted-average
         limited partnership unit                           $    10.00      $       8.84      $    14.32      $    13.24
                                                           ================================================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1995 to June 30,
                                      1997






                                                              Limited                General
                                                              Partners               Partner                 Total
                                                           -------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $    931,401            $  (89,632 )          $    841,769

   Net income                                                   235,702                 2,381                 238,083

   Cash distributions                                          (390,367 )              (3,943 )              (394,310 )

   Special distributions                                       (198,000 )              (2,000 )              (200,000 )
                                                           --------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             578,736               (93,194 )               485,542

   Net income                                                   225,040                 2,273                 227,313

   Cash distributions                                           (96,200 )                (972 )               (97,172 )

   Special distributions                                       (222,759 )              (2,250 )              (225,009 )
                                                           --------------------------------------------------------------

   Partners' capital (deficit) at June 30, 1997            $    484,817            $  (94,143 )          $    390,674
                                                           ==============================================================










                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                             STATEMENT OF CASH FLOWS



                                                                                 For the Six Months
                                                                                   ended June 30,
                                                                             1997                  1996
                                                                        -------------------------------------
   Operating activities:

   Net income                                                            $   227,313            $     2,931
   Adjustments to reconcile net income
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                   (225,708 )              (29,634 )
     Depreciation                                                             38,061                107,881
     Equity in net income from unconsolidated special-purpose
           entity                                                                 --                (19,376 )
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               (6,985 )               28,801
       Prepaid insurance                                                       1,670                  2,010
       Accounts payable and accrued expenses                                   4,531                 (2,768 )
       Lessee deposits and engine reserves                                     8,885                   (260 )
                                                                         -------------------------------------
           Net cash provided by operating activities                          47,767                 89,585
                                                                         -------------------------------------

   Investing activities:

   Distributions from unconsolidated special-purpose entity                       --                 51,539
   Proceeds from disposition of equipment                                    298,024                 48,577
                                                                         -------------------------------------
           Net cash provided by investing activities                         298,024                100,116
                                                                         -------------------------------------

   Financing activities:

   Cash distributions paid to limited partners                              (318,959 )             (295,111 )
   Cash distributions paid to General Partner                                 (3,222 )               (2,981 )
                                                                         -------------------------------------
           Net cash used in financing activities                            (322,181 )             (298,092 )
                                                                         -------------------------------------

   Net increase (decrease) in cash and cash equivalents                       23,610               (108,391 )

   Cash and cash equivalents at beginning of period                          269,628                293,808
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   293,238            $   185,417
                                                                         =====================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners VIIB 1985 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of income for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:

                                                           June 30,            December 31,
                                                             1997                  1996
                                                        --------------------------------------
   Equipment held for operating lease:

   Trailers                                             $   2,175,130         $   3,146,140
   Marine containers                                           76,056                86,201
   Rail equipment                                                  --               318,649
                                                        --------------------------------------
                                                            2,251,186             3,550,990
   Less accumulated depreciation                           (2,237,991 )          (3,427,418 )
                                                        --------------------------------------
   Net equipment                                        $      13,195         $     123,572
                                                        ======================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at June 30, 1997 and December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of railcars, trailers and marine containers with an aggregate net book value of $72,316 for proceeds of $298,024. During the six months ended June 30, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $18,943 for aggregate proceeds of $48,577.

4.   Liquidation and Special Distributions

     The Partnership is in its liquidation phase. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

4.   Liquidation and Special Distributions (continued)

     the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to the partners. The amounts reflected for assets and liabilities of Partership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the six months ended June 30, 1997 and 1996, the General Partner paid special distributions of $10.00 and $4.44, respectively, per weighted-average limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                            June 30,             December 31,
                                                                              1997                   1996
                                                                         ---------------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $   2,327,317          $   4,069,971
     Less accumulated depreciation                                          (2,272,778 )           (3,861,489 )
                                                                         ---------------------------------------
       Net equipment                                                            54,539                208,482

   Cash and cash equivalents                                                   476,043                416,360
   Investments in unconsolidated special-purpose entity                         45,984                 99,974
   Accounts receivable, net of allowance for doubtful accounts of
         $4,945 in 1997 and $633 in 1996                                        45,343                 64,261
   Prepaid insurance                                                             1,346                  3,713
                                                                         ---------------------------------------

   Total assets                                                          $     623,255          $     792,790
                                                                         =======================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       8,717          $      13,040
   Due to affiliate                                                              7,026                  7,026
                                                                         ---------------------------------------
       Total liabilities                                                        15,743                 20,066
                                                                         ---------------------------------------

   Partners' capital (deficit):
   Limited partners (33,727 units)                                             749,940                913,500
   General Partner                                                            (142,428 )             (140,776 )
                                                                         ---------------------------------------
       Total partners' capital                                                 607,512                772,724
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $     623,255          $     792,790
                                                                         =======================================


















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME


                                                                   For the three months             For the six months
                                                                      ended June 30,                  ended June 30,
                                                                   1997            1996            1997            1996
                                                               -------------------------------------------------------------
       Revenues:

       Lease revenue                                           $   54,668      $  110,557      $  126,863         219,749
       Interest income                                              4,846           4,359           9,164          10,822
       Net gain on disposition of equipment                       211,449          20,189         252,407          54,634
                                                               -------------------------------------------------------------
           Total revenues                                         270,963         135,105         388,434         285,205
                                                               -------------------------------------------------------------

       Expenses:

       Depreciation                                                35,994          62,867          91,076         129,371
       Repairs and maintenance                                     14,160          23,225          28,986          46,936
       Management fees to affiliate                                21,079          22,525          42,159          37,823
       General and administrative
             expenses to affiliates                                14,743          29,951          38,049          67,082
       Other general and administrative expenses                   18,322          17,069          32,492          36,816
                                                               -------------------------------------------------------------
           Total expenses                                         104,298         155,637         232,762         318,028
                                                               -------------------------------------------------------------

       Equity in net income of unconsolidated
             special-purpose entities                              12,154          33,867          25,110          70,844
                                                               -------------------------------------------------------------

       Net income                                              $  178,819      $   13,335      $  180,782          38,021
                                                               =============================================================

       Partners' share of net income:

       Limited partners - 99%                                  $  177,031      $   13,202      $  178,974          37,641
       General Partner - 1%                                         1,788             133           1,808             380
                                                               =============================================================
       Total                                                   $  178,819      $   13,335      $  180,782          38,021
                                                               =============================================================

       Net income per weighted-average limited
             partnership unit (33,727 units)                   $     5.25      $     0.39      $     5.31            1.12
                                                               =============================================================

       Cash distributions                                      $       --      $  159,314      $   75,660         319,631
                                                               =============================================================

       Cash distribution per weighted-average
             limited partnership unit                          $       --      $     4.68      $     2.22            9.38
                                                               =============================================================

       Special cash distributions                              $  170,334      $  250,000      $  270,334         350,000
                                                               =============================================================

       Special cash distributions per weighted-average
             limited partnership unit                          $     5.00      $     7.34      $     7.94           10.27
                                                               =============================================================

       Total cash distributions per weighted-average
             limited partnership units                         $     5.00      $    12.02      $    10.16           19.65
                                                               =============================================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1995 to June 30,
                                      1997



                                                              Limited                 General
                                                              Partners                Partner                 Total
                                                          ----------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $   1,758,377            $  (132,241 )         $   1,626,136

   Net income                                                    594,935                  6,009                 600,944

   Cash distributions                                           (647,812 )               (6,544 )              (654,356 )

   Special distributions                                        (792,000 )               (8,000 )              (800,000 )
                                                           ----------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996              913,500               (140,776 )               772,724

   Net income                                                    178,974                  1,808                 180,782

   Cash distributions                                            (74,903 )                 (757 )               (75,660 )

   Special distributions                                        (267,631 )               (2,703 )              (270,334 )
                                                           ----------------------------------------------------------------

   Partners' capital (deficit) at June 30, 1997            $     749,940            $  (142,428 )         $     607,512
                                                           ================================================================


























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                             1997                   1996
                                                                        --------------------------------------
   Operating activities:

   Net income                                                            $   180,782           $    38,021
   Adjustments to reconcile net income
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                   (252,407 )             (54,634 )
     Depreciation                                                             91,076               129,371
     Equity in net income from unconsolidated special-purpose
           entities                                                          (25,110 )             (70,844 )
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               18,918                55,484
       Prepaid insurance                                                       2,367                 3,925
       Accounts payable and accrued expenses                                  (4,323 )              (6,105 )
                                                                         -------------------------------------
           Net cash provided by operating activities                          11,303                95,218
                                                                         -------------------------------------

   Investing activities:

   Payment for capitalized repairs                                            (1,435 )                  --
   Distributions from unconsolidated special-purpose entities                 79,100               184,540
   Proceeds from disposition of equipment                                    316,709               101,238
                                                                         -------------------------------------
           Net cash provided by investing activities                         394,374               285,778
                                                                         -------------------------------------

   Financing activities:

   Cash distributions paid to limited partners                              (342,534 )            (662,935 )
   Cash distributions paid to General Partner                                 (3,460 )              (6,696 )
                                                                         -------------------------------------
           Net cash used in financing activities                            (345,994 )            (669,631 )
                                                                         -------------------------------------

   Net increase (decrease) in cash and cash equivalents                       59,683              (288,635 )

   Cash and cash equivalents at beginning of period                          416,360               551,094
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   476,043           $   262,459
                                                                         =====================================













                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners VIIC 1985 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of income for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:

                                                          June 30,             December 31,
                                                             1997                  1996
                                                       ---------------------------------------
   Equipment held for operating lease:

   Trailers                                            $    2,176,082         $   3,870,247
   Marine containers                                          151,235               199,724
                                                       ---------------------------------------
                                                            2,327,317             4,069,971
   Less accumulated depreciation                           (2,272,778 )          (3,861,489 )
                                                       =======================================
   Net equipment                                       $       54,539         $     208,482
                                                       =======================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at June 30, 1997 and December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers with a net book value of $64,302 for proceeds of $316,709. During the six months ended June 30, 1996, the Partnership sold or disposed of marine containers and trailers with a net book value of $46,604 for proceeds of $101,238.

4.   Liquidation and Special Distributions

     The Partnership is in its liquidation phase. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

4.   Liquidation and Special Distributions (continued)

     the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to the partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the six months ended June 30, 1997, and 1996, the General Partner paid special distributions of $7.94 and $10.27, respectively, per weighted-average limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

5.   Investments in Unconsolidated Special-Purpose Entity

     The net investment in an unconsolidated special-purpose entity included a 80% interest in a commuter aircraft at June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnerships' Operating Results for the Three Months Ended June 30, 1997 and 1996

TEP VIIB:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended June 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   52,697          $   55,587
   Marine containers                                                          2,372               2,540
   Railcar equipment                                                             30               7,181


Trailers: Trailer lease revenues and direct expenses were $82,045 and $29,348, respectively, for the quarter ended June 30, 1997, compared to $78,770 and $23,183, respectively, during the same period of 1996. The decrease in contribution was due to higher repairs and maintenance expense for the three months ended June 30, 1997 when compared to the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $2,388 and $16, respectively, for the quarter ended June 30, 1997, compared to $2,570 and $30, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar lease revenues and direct expenses were $89 and $59, respectively, for quarter ended June 30, 1997, compared to $7,500 and $319, respectively, during the same period of 1996. The decrease in railcar contribution resulted from the sale of all the Partnership's railcars during the first quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $73,423 for the quarter ended June 30, 1997, decreased from $78,294 for the same period in 1996. The variances are explained as follows:

(1) a $38,561 decrease in depreciation expense reflecting the sale of equipment during 1997 and 1996.

(2) a $31,013 increase in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables.

(3) a $2,677 increase in general and administrative expenses was due to increased license fee due to renewal of trailers licenses, partially offset by decreased administrative costs associated with the short-term rental facilities.

(C)  Net Gain on Disposition of Owned Equipment

For the quarter ended June 30, 1997, the Partnership realized a gain of $111,226 on the sale or disposition of marine containers and trailers, compared to the same period in 1996 when the Partnership realized a gain of $10,304 on the sale or disposition of trailers and a marine container.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $10,045 for the quarter ended June 30, 1996, and represents the Partnership's share of income generated from the partnership's investment in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E) Net Income

The Partnership's net income of $97,003 in the second quarter of 1997 increased from $9,998 in the second quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership made a special distribution of $222,759 to the limited partners, or $10.00 per weighted-average limited partnership unit.

TEP VIIC:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended June 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   37,189          $   84,541
   Marine containers                                                          2,508               1,876


Trailers: Trailer lease revenues and direct expenses were $52,122 and $14,933, respectively, for the quarter ended June 30, 1997, compared to $108,630 and $24,089, respectively during the same period during 1996. The decrease in contribution was due to lower utilization of trailers and the disposition of equipment during 1997 and 1996.

Marine containers: Marine container lease revenues and direct expenses were $2,546 and $38, respectively, for the quarter ended June 30, 1997, compared to $1,927 and $51, respectively during the same period during 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $89,327 for the quarter ended June 30, 1997, decreased from $131,497 for the same period in 1996. The variances are explained as follows:

(1) a $26,873 decrease in depreciation expenses reflecting the sale of equipment during 1997 and 1996.

(2) a $14,639 decrease in the general and administrative expenses due to decreased administrative costs associated with the short-term rental facilities due to sale of equipment.

(C)  Net Gain on Disposition of Owned Equipment

For the quarter ended June 30, 1997, the Partnership realized a gain of $211,449 on the sale or disposition of trailers and marine containers, compared to the same period in 1996, when the Partnership realized a gain of $20,189 on the sale or disposition of trailers.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Equity in net income of unconsolidated special-purpose entities of $12,154 and $33,867 for the quarter ended June 30, 1997 and June 30, 1996, respectively, represents the Partnership's share of income generated from the partnership investment in entities which own aircraft, accounted for under the equity method. The decrease is due to the Partnership liquidating its 69% investment in an aircraft as a result of the General Partner's sale of the asset during 1996.

(E)  Net Income

The Partnership's net income increased to $178,819 in the second quarter of 1997, from $13,335 in the second quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership made a special distribution of $168,631 to the limited partners, or $5.00 per weighted-average limited partnership unit.

Comparison of the Partnerships' Operating Results for the Six Months Ended June 30, 1997 and 1996

TEP VIIB:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                                For the six months
                                                                                  ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $  129,266          $  126,112
   Marine containers                                                          3,716               7,777
   Railcar equipment                                                          3,595              14,636


Trailers: Trailer lease revenues and direct expenses were $175,505 and $46,239, respectively, for the six months ended June 30, 1997, compared to $172,077 and $45,965, respectively, during the same period of 1996. The increase of net contribution was due to higher lease rates of trailers in the short-term rental facilities in the first six months of 1997 when compared to the same period of 1996. The increase was partially offset by the disposition of trailers and lower utilization.

Marine containers: Marine container lease revenues and direct expenses were $3,750 and $34, respectively, for the six months ended 1997, compared to $7,837 and $60, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar lease revenues and direct expenses were $3,750 and $155, respectively, for the six months ended June 30, 1997, compared to $15,000 and $364, respectively, during the same period of 1996. The decrease in railcar contribution resulted from the sale of all the Partnership's railcars during the first quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $142,601 for the six months ended June 30, 1997, decreased from $200,692 for the same period in 1996. The variances are explained as follows:

(1) a $69,820 decrease in depreciation expense from 1996 levels reflecting the sale of equipment during 1997 and 1996.

(2) a decrease of general and administrative expenses of $3,766 from 1996 levels was due to decreased administrative costs associated with the short-term rental facilities, partially offset by increased license fee due to renewal of trailers licenses.

(3) an increase of bad debt expense of $13,086 was due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Gain on Disposition of Owned Equipment

For the six months ended June 30, 1997, the Partnership realized a gain of $225,708 on the sale or disposition of railcars, marine containers and trailers, compared to the same period in 1996 where the Partnership realized a gain of $29,634 on the sale or disposition of marine containers and trailers.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $19,376 for the six months ended June 30, 1996, and represents the Partnership's share of income generated from the partnership's investment in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E) Net Income

The Partnership's net income of $227,313 in the six months ended June 30, 1997, increased from $2,931 in the first six months of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first six months of 1997 is not necessarily indicative of future periods. For the six months ended June 30, 1997, the Partnership distributed $318,959 to the limited partners, or $14.32 per weighted-average limited partnership unit which included a special distribution of $10.00 per weighted-average limited partnership unit.

TEP VIIC:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                                For the six months
                                                                                  ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   92,375          $  167,681
   Marine containers                                                          3,806               3,114


Trailers: Trailer lease revenues and direct expenses were $122,977 and $30,602, respectively, for the six months ended 1997, compared to $216,522 and $48,841, respectively during the same quarter of 1996. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities in the first six months of 1997 when compared to the same period of 1996, and the disposition of trailers.

Marine containers: Marine container lease revenues and direct expenses were $3,886 and $80, respectively, for the six months ended 1997, compared to $3,227 and $113, respectively during the same period of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $202,080 for the six months ended June 30, 1997, decreased from $269,073 for the same period in 1996. The variances are explained as follows:

(1) a $38,295 decrease in depreciation and amortization expenses from 1996 levels reflecting the sale of equipment during 1997 and 1996.

(2) a $33,395 decrease in the general and administrative expenses from 1996 levels was due to decreased administrative costs associated with the short-term rental facilities.

(3) a $4,336 increase in management fee due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C)  Net Gain on Disposition of Owned Equipment

For the six months ended June 30, 1997, the Partnership realized a gain of $252,407 on the sale or disposition of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain of $54,634 on the sale or disposition of trailers and marine containers.

(D)  Equity in Net Income of Unconsolidated Special-purpose Entities

Equity in net income of unconsolidated special-purpose entities of $25,110 and $70,844 for the six months ended June 30, 1997 and June 30, 1996, respectively, represents the Partnership's share of income generated from the partnership investment in entities which own aircraft, accounted for under the equity method. The decrease is due to the Partnership liquidating its 69% investment in an aircraft as a result of the General Partner's sale of the asset during 1996.

(E)  Net Income

The Partnership's net income increased to $180,782 for the six months ended June 30, 1997, from $38,021 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. For the six months ended June 30, 1997, the Partnership distributed $342,534 to the limited partners, or $10.16 per weighted-average limited partnership unit which included a special distribution of $7.94 per weighted-average limited partnership unit.

(II) ASSET SALES

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As discussed in Note 4, the Partnerships entered the liquidation phase in 1995. During the six months ended June 30, 1997, TEP VIIB sold or disposed of railcars, trailers and marine containers for $298,024, and TEP VIIC sold or disposed of trailers and marine containers for $316,709.

(III) MARKET VALUES

As of June 30, 1997, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $0.5 million and $1.2 million for TEP VIIB and TEP VIIC respectively.

(IV)  OUTLOOK FOR THE FUTURE

Pursuant to the original operating plan, the Partnerships entered into their liquidation phase in 1995 and the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnerships and distributing all available cash to the Partners.

(V)  FORWARD LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

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

                                        PLM TRANSPORTATION EQUIPMENT
                                        PARTNERS VIIB 1985 INCOME FUND

                                        By:      PLM Financial Services, Inc.
                                                 General Partner




Date:  August 7, 1997                   By:      /s/ Richard Brock
                                                 -----------------
                                                 Richard Brock
                                                 Vice President and
                                                 Corporate Controller