Form 10-Q
period 1998-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
filed 1998-05-15
CIK 754712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from                  to

                         Commission file number 0-14598


              PLMTRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME
               FUND (Exact name of registrant as specified in its
                                    charter)


California                                           94-2946245
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

One Market, Steuart Street Tower,
Suite 800, San Francisco, CA                            94105-1301
(Address of principal                                   (Zip Code)
executive offices)


       Registrant's telephone number, including area code: (415) 974-1399
                        ---------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                                 BALANCE SHEETS



                                                                          March 31,             December 31,
                                                                             1998                   1997
                                                                       ---------------------------------------
Assets


Equipment held for operating leases, at cost                            $      288,612          $      304,133
Less accumulated depreciation                                                 (288,538)               (304,133)
                                                                      --------------------------------------------
    Net equipment                                                                   74                      --

Cash and cash equivalents                                                       50,510                 358,630
Accounts receivable, net of allowance for doubtful accounts of
      $1,527 in 1998 and $3,965 in 1997                                          8,209                  20,038
Prepaid insurance                                                                  305                     494
                                                                      --------------------------------------------

      Total assets                                                      $       59,098          $      379,162
                                                                      ============================================


Liabilities and capital


Liabilities:

Accounts payable and accrued expenses                                   $        5,334          $       18,311
Due to affiliates                                                                   --                   4,641
  Total liabilities                                                              5,334                  22,952

Capital:
Beneficiaries or limited partners (22,276 units)                                53,764                 356,210
Beneficiary or General Partner                                                      --                      --
                                                                      --------------------------------------------
  Total capital                                                                 53,764                 356,210
                                                                      --------------------------------------------

      Total liabilities and capital                                     $       59,098          $      379,162
                                                                      ============================================



















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,




                                                                           1998             1997
                                                                       ------------------------------

Revenues

Lease revenue                                                           $     13,458        $     98,483
Interest and other income                                                      3,310               3,528
Net gain on disposition of equipment                                           1,366             114,482
                                                                      --------------------------------------
  Total revenues                                                              18,134             216,493

Expenses

Depreciation                                                                      --              23,510
Management fees to affiliate                                                      --              13,922
Repairs and maintenance                                                        2,173              16,249
Insurance expense                                                                189               1,057
General and administrative expenses to affiliates                              4,235               4,364
Other general and administrative expenses                                      7,792              27,185
Recovery of bad debts                                                         (2,439)               (106)
  Total expenses                                                              11,950              86,181

Net income                                                              $      6,184        $    130,312
                                                                      ======================================

Allocation of net income

Beneficiaries or limited partners                                       $      3,098        $    129,009
Beneficiary or General Partner                                                 3,086               1,303
                                                                      --------------------------------------

      Total                                                             $      6,184        $    130,312
                                                                      ======================================

Net income per weighted-average unit
      outstanding (22,276 units)                                        $       0.14        $       5.79
                                                                      ======================================

Cash distributions                                                      $         --        $     97,172
                                                                      ======================================

Cash distribution per weighted-average
      unit outstanding                                                  $         --        $       4.32
                                                                      ======================================

Special cash distributions                                              $    308,630        $         --
                                                                      ======================================

Special cash distribution per weighted-average
       unit outstanding                                                 $      13.72        $         --
                                                                      ======================================

Total cash distribution per weighted-average
       unit outstanding                                                 $      13.72        $       4.32
                                                                      ======================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                        STATEMENTS OF CHANGES IN CAPITAL
             For the period from December 31, 1996 to March 31, 1998






                                                       Beneficiaries         Beneficiary
                                                         (formerly            (formerly
                                                         Limited               General
                                                        Partners)              Partner)                  Total
                                                    -----------------------------------------------------------------

Capital (deficit) as of December 31, 1996              $    578,736            $    (93,194)           $      485,542

Net income                                                  487,976                 100,371                   588,347

Cash distributions                                          (96,200)                   (972)                  (97,172)

Special distributions                                      (614,302)                 (6,205)                 (620,507)
                                                     -------------------------------------------------------------------

  Capital as of December 31, 1997                           356,210                      --                   356,210

Net income                                                    3,098                   3,086                     6,184

Special distributions                                      (305,544)                 (3,086)                 (308,630)
                                                     -------------------------------------------------------------------

  Capital as of March 31, 1998                         $     53,764            $         --            $       53,764
                                                     ===================================================================

























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,




                                                                           1998                   1997
                                                                       ------------------------------------
Operating activities
Net income                                                              $      6,184            $    130,312
Adjustments to reconcile net income
    to net cash provided by operating activities:
  Depreciation                                                                    --                  23,510
  Net gain on disposition of equipment                                        (1,366)               (114,482)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   7,704                   8,190
    Prepaid insurance                                                            189                     686
    Accounts payable and accrued expenses                                    (12,977)                 (3,863)
    Due to affiliates                                                         (4,641)                     --
    Lessee deposits and engine reserves                                           --                  13,385
                                                                      -----------------------------------------
      Net cash (used in) provided by operating activities                     (4,907)                 57,738
                                                                      -----------------------------------------

Investing activities
Proceeds from disposition of equipment                                         5,417                 174,706
      Net cash provided by investing activities                                5,417                 174,706
                                                                      -----------------------------------------

Financing activities
Cash distributions paid to Beneficiaries (formerly limited
      partners)                                                             (305,544)                (96,200)
Cash distributions paid to Beneficiary (formerly General Partner)             (3,086)                   (972)
                                                                      -----------------------------------------
      Net cash used in financing activities                                 (308,630)                (97,172)
                                                                      -----------------------------------------

Net (decrease) increase in cash and cash equivalents                        (308,120)                135,272
Cash and cash equivalents at beginning of period                             358,630                 269,628
                                                                      -----------------------------------------
Cash and cash equivalents at end of period                              $     50,510            $    404,900
                                                                      =========================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Liquidation of the Partnership

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file future reports on Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

2.   Opinion of Management

     In the opinion of the Trustees, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Trust's or Partnership's financial position as of March 31, 1998 and December 31, 1997, the statements of operations and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

3.   Equipment

     The components of owned equipment are as follows:


                                                         March 31,             December 31,

                                                           1998                    1997
                                                     ----------------------------------------


Trailers                                               $     288,612            $     304,133
Less accumulated depreciation                               (288,538 )               (304,133 )
                                                     --------------------------------------------
    Net equipment                                      $          74            $          --
                                                     ============================================


     All of the equipment owned by the Trust or Partnership was operating in PLM-affiliated short-term rental facilities as of March 31, 1998 and December 31, 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

3.   Equipment (continued)

     During the first quarter of 1998, the Trust repossessed a trailer, that had been sold for a gain of $4,051 in 1997, due to a collection problem.

     During the three months ended March 31, 1998, the Trust sold or disposed of trailers with an aggregate net book value of $0 for proceeds of $5,417. During the three months ended March 31, 1997, the Partnership sold or disposed of railcars, trailers, and marine containers with an aggregate net book value of $60,224 for proceeds of $174,706.

4.   Cash Distributions

     The Trust paid special distributions of $13.72 per weighted-average unit during the first quarter of 1998. The Partnership paid cash distributions of $4.32 per weighted-average unit during the first quarter of 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS


                                                                         March 31,             December 31,
                                                                            1998                   1997
                                                                       --------------------------------------
Assets


Equipment held for operating leases, at cost                            $      951,998          $    1,295,164
Less accumulated depreciation                                                 (946,948)             (1,291,640)
                                                                      -------------------------------------------
    Net equipment                                                                5,050                   3,524

Cash and cash equivalents                                                      131,076                 191,228
Accounts receivable, net of allowance for doubtful accounts of
      $3,695 in 1998 and $3,227 in 1997                                         14,841                  25,630
Prepaid insurance                                                                  559                     913
                                                                      -------------------------------------------

      Total assets                                                      $      151,526          $      221,295
                                                                      ===========================================


Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                   $        4,595          $        9,928
Due to affiliates                                                                7,026                   7,026
  Total liabilities                                                             11,621                  16,954

Partners' capital:
Limited partners (33,727 units)                                                139,905                 204,341
General Partner                                                                     --                      --
                                                                      -------------------------------------------
  Total partners' capital                                                      139,905                 204,341
                                                                      -------------------------------------------

      Total liabilities and partners' capital                           $      151,526          $      221,295
                                                                      ===========================================



















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME

                                                                                         For the Three Months
                                                                                           Ended March 31,

                                                                                        1998              1997
                                                                                  ----------------------------------
Revenues
Lease revenue                                                                        $     30,716       $      72,195
Interest and other income                                                                   2,636               4,318
Net gain on disposition of equipment                                                       58,617              40,958
                                                                                    ------------------------------------
  Total revenues                                                                           91,969             117,471

Expenses
Depreciation                                                                                  109              55,082
Management fees to affiliate                                                               21,079              21,079
Repairs and maintenance                                                                     4,609              14,825
Insurance expense                                                                             354               1,431
General and administrative expenses to affiliates                                           9,029              23,305
Other general and administrative expenses                                                   6,723              12,760
Provision for (recovery of) bad debts                                                         468                 (21)
                                                                                    ------------------------------------
  Total expenses                                                                           42,371             128,461

Equity in net income of unconsolidated special-purpose entities                            27,196              12,956
                                                                                    ------------------------------------

      Net income                                                                     $     76,794       $       1,966
                                                                                    ====================================

Partners' share of net income
Limited partners                                                                     $     75,382       $       1,946
General Partner                                                                             1,412                  20
                                                                                    ------------------------------------

      Total                                                                          $     76,794       $       1,966
                                                                                    ====================================

Net income per weighted-average limited partnership
      unit (33,727 units)                                                            $       2.24       $        0.06
                                                                                    ====================================

Cash distributions                                                                   $         --       $      75,660
                                                                                    ====================================

Cash distribution per weighted-average
   limited partnership unit                                                          $         --       $        2.22
                                                                                    ====================================

Special cash distributions                                                           $    141,230       $     100,000
                                                                                    ====================================

Special cash distributions per weighted-average
   limited partnership unit                                                          $       4.15       $        2.94
                                                                                    ====================================

Total cash distributions per weighted-average
   limited partnership unit                                                          $       4.15       $        5.16
                                                                                    ====================================




                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1996 to March 31,
                                      1998




                                                         Limited                 General
                                                         Partners                Partner                 Total
                                                     ---------------------------------------------------------------

Partners' capital (deficit) as of
      December 31, 1996                                $     913,500             $  (140,776)           $      772,724

Net income                                                   193,401                 149,893                   343,294

Cash distributions                                           (74,903)                   (757)                  (75,660)

Special distributions                                       (827,657)                 (8,360)                 (836,017)
                                                     --------------------------------------------------------------------

  Partners' capital as of December 31, 1997                  204,341                      --                   204,341

Net income                                                    75,382                   1,412                    76,794

Special distributions                                       (139,818)                 (1,412)                 (141,230)
                                                     --------------------------------------------------------------------

  Partners' capital at March 31, 1998                  $     139,905             $        --            $      139,905
                                                     ====================================================================


























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                            1998                  1997
                                                                       ------------------------------------
Operating activities
Net income                                                              $    76,794             $     1,966
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation                                                                  109                  55,082
  Net gain on disposition of equipment                                      (58,617 )               (40,958)
  Equity in net income from unconsolidated special-purpose
      entity                                                                (27,196 )               (12,956)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                 13,789                  11,215
    Prepaid insurance                                                           354                   1,006
    Accounts payable and accrued expenses                                    (5,333 )                (3,010)
                                                                      -----------------------------------------
Net cash (used in) provided by operating activities                            (100 )                12,345
                                                                      -----------------------------------------

Investing activities
Proceeds from disposition of equipment                                       53,982                  51,023
Distributions from unconsolidated special-purpose entity                     27,196                  39,706
                                                                      -----------------------------------------
Net cash provided by investing activities                                    81,178                  90,729
                                                                      -----------------------------------------

Financing activities
Cash distributions paid to limited partners                                (139,818 )              (173,903)
Cash distributions paid to General Partner                                   (1,412 )                (1,757)
                                                                      -----------------------------------------
Net cash used in financing activities                                      (141,230 )              (175,660)
                                                                      -----------------------------------------

Net decrease in cash and cash equivalents                                   (60,152 )               (72,586)
Cash and cash equivalents at beginning of period                            191,228                 416,360
                                                                      -----------------------------------------
Cash and cash equivalents at end of period                              $   131,076             $   343,774
                                                                      =========================================

Supplemental information
Sale proceeds included in accounts receivable                           $      3,000            $         --
                                                                      =========================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Liquidation and Special Distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. Since that date, the General Partner has been actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less estimated cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the three months ended March 31, 1998, and 1997, the Partnership paid special distributions of $4.15 and $2.94 per weighted-average limited partnership unit, respectively. During the three months ended March 31, 1997, the Partnership paid regular cash distributions of $2.22 per weighted-average limited partnership unit.

2.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997, the statements of income and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

3.   Equipment

     The components of owned equipment are as follows:


                                                         March 31,              December 31,
                                                            1998                    1997
                                                     -----------------------------------------

Trailers                                               $     951,998           $   1,295,164
Less accumulated depreciation                               (946,948)             (1,291,640 )
                                                     -------------------------------------------
     Net equipment                                     $       5,050           $       3,524
                                                     ===========================================

     All  of  the  equipment   owned  by  the   Partnership   was  operating  in
PLM-affiliated short-term rental facilities as of March 31, 1998 and December 31, 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

3.   Equipment (continued)

     During the three months ended March 31, 1998, the Partnership sold or disposed of trailers with a net book value of $0 for proceeds of $56,982. During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $10,065 for proceeds of $51,023.

4.   Investment in Unconsolidated Special Purpose Entity

     The net investment in unconsolidated special-purpose entity consisted of an 80% interest in a commuter aircraft as of March 31, 1998 and December 31, 1997. As of March 31, 1998 and December 31, 1997, the net book value of this investment was $0.

     Subsequent Event

     During May of 1998, the General Partner sold the commuter aircraft in which the Partnership owned an 80% interest for proceeds of $391,820. The net book value of this investment was $0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Trust's Operating Results for the Three Months Ended March 31, 1998 and 1997

TEP VIIB:

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Three Months
                                                                               Ended March 31,

                                                                           1998                1997
                                                                      -----------------------------------
Trailers                                                                $    11,285          $   76,569
Railcar equipment                                                                --               3,565
Marine containers                                                                --               1,343


Trailers: Trailer lease revenues and direct expenses were $13,458 and $2,173, respectively, for the quarter ended March 31, 1998, compared to $93,461 and $16,892, respectively, during the same period of 1997. The number of trailers has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution.

Railcar equipment: Railcar lease revenues and direct expenses were zero for quarter ended March 31, 1998, compared to $3,661 and $96, respectively, during the same period of 1997. The decrease in railcar contribution resulted from the sale of all of the remaining railcars during 1997.

Marine containers: Marine container lease revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $1,361 and $18, respectively, during the same period of 1997. The decrease in marine containers contribution resulted from the sale of all of the remaining containers during 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9,777 for the quarter ended March 31, 1998, decreased from $69,175 for the same period in 1997. Significant variances are explained as follows:

(a) A $23,510 decrease in depreciation expenses reflecting the disposition of equipment during 1998 and 1997 and the remaining equipment being fully depreciated.

(b) A $19,522 decrease in general and administrative expenses was due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(c) A $13,922 decrease in management fees to affiliates due to the transfer of the remaining assets into a liquidating trust. The Trustees are not entitled to a management fee.

(d) A $2,333 decrease in bad debt expense primarily reflecting the Partnership's recovery of certain receivable balances previously reserved for as bad debts.

(C)  Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Trust realized a gain of $1,366 on the sale or disposition of trailers. For the quarter ended March 31, 1997, the Partnership realized a gain of $114,482 on the sale or disposition of trailers, railcars and marine containers.

(D) Net Income

As a result of the foregoing, the net income of $6,184 in the first quarter of 1998 decreased from net income of $130,312 in the first quarter of 1997. The Trust's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Trust is subject to many factors, and the Trust's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Trust distributed $305,544 to the beneficiaries, or $13.72 per weighted-average unit.

TEP VIIC:

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Three Months
                                                                               Ended March 31,

                                                                           1998                1997
                                                                      -----------------------------------
Trailers                                                                $   26,107          $   55,187
Marine containers                                                               --               1,298


Trailers: Trailer lease revenues and direct expenses were $30,716 and $4,609, respectively, for the quarter ended March 31, 1998, compared to $70,855 and $15,668, respectively during the same period during 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution.

Marine containers: Marine container lease revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $1,340 and $42, respectively during the same period during 1997. The decrease in marine containers contribution resulted from the sale of all of the remaining containers during 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $37,762 for the quarter ended March 31, 1998, decreased from $112,751 for the same period in 1997. Significiant variances are explained as follows:

(a) A $54,973 decrease in depreciation expenses reflecting the disposition of certain assets during 1998 and 1997.

(b) A $20,313 decrease in the general and administrative expenses due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(C) Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Partnership realized a gain of $58,617 on the sale or disposition of trailers. During the three months ended March 31, 1997, the Partnership realized a gain of $40,958 on the sale or disposition of trailers.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity of $27,196 and $12,956 for the quarter ended March 31, 1998 and March 31, 1997, respectively, represents the Partnership's share of income generated from the investment in an entity which owns an aircraft, accounted for under the equity method. As of March 31, 1998 and 1997, the Partnership's investment in unconsolidated special-purpose entity consisted of an 80% interest in an entity which owns a commuter aircraft.

(E)      Net Income

The Partnership's net income increased to $76,794 in the first quarter of 1998 from $1,966 in the first quarter of 1997. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership made special distributions of $139,818 to the limited partners, or $4.15 per weighted-average limited partnership unit.

(II) ASSET SALES

As discussed in Note 1 to each of the accompany financial statements and (V) below, the remaining equipment is actively being marketed for sale.

(III) YEAR 2000 COMPLIANCE

The Trustees or General Partner are currently addressing the year 2000 computer software issue and creating a timetable for carrying out any program modifications that may be required. It is not anticipated that the cost of those modifications allocable to the Trust or Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Trust or Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Trust's or Partnership's disclosures and will not impact the Trust's or Partnership's results of operations, cash flow, or financial position.

(V)   FUTURE OUTLOOK

With the majority of the equipment portfolio now liquidated, TEP VIIB's remaining assets were transferred into a liquidating trust as of January 1, 1998 (see Note 1) of the accompany financial statements. Any excess proceeds over expected obligations will be distributed to the Beneficiaries in the liquidating trust. For TEP VIIC, the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

(VI)     FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnerships' plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnerships' actual results could differ materially from those discussed here.























                                      (This space intentionally left blank.)

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

                                    PLM TRANSPORTATION EQUIPMENT
                                    PARTNERS VIIB 1985 INCOME FUND








Date:  May 14, 1998                 By:      /s/ Stephen M. Bess
                                             -------------------
                                             Stephen M. Bess
                                             Trustee